Form 10-Q
period 1996-03-31
SUMMIT TAX EXEMPT L P III
filed 1996-05-15
CIK 812220

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



                         Commission File Number 0-16816


                           SUMMIT TAX EXEMPT L.P. III
             (Exact names of registrant as specified in its charter)



                Delaware                                13-3442249
- ---------------------------------------     -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 625 Madison Avenue, New York, New York                   10022
- ---------------------------------------     -----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                     ASSETS

                                               March 31,       December 31,
                                                 1996               1995
                                              -----------       -----------

Participating first mortgage bonds, net       $47,950,000       $47,950,000
Temporary investments                             225,000           250,000
Cash and cash equivalents                         408,602           347,908
Interest receivable, net                          132,128           132,128
Deferred bond selection fees, net                 714,279           729,686
Other assets                                            0             4,209
                                              -----------       -----------

Total assets                                  $49,430,009       $49,413,931
                                              ===========       ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses      $    93,841     $      77,880
   Due to affiliates                              192,778            43,427
                                              -----------       -----------

Total liabilities                                 286,619           121,307
                                              -----------       -----------

Contingencies

Partners' capital (deficit):
   BUC$holders (3,081,625 BUC$
     issued and outstanding)                   49,310,678        49,456,927
   General partners                              (167,288)         (164,303)
                                              -----------       -----------

Total partners' capital                        49,143,390        49,292,624
                                              -----------       -----------

Total liabilities and partners' capital       $49,430,009       $49,413,931
                                              ===========       ===========

See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------

                                                             1996         1995
                                                           --------     --------
Revenues:

   Interest income:
     Participating first mortgage bonds                    $699,417     $875,937
     Temporary investments                                    3,314        6,036
                                                           --------     --------

     Total revenues                                         702,731      881,973
                                                           --------     --------

Expenses:

   General and administrative                                46,690       47,442
   Loan servicing fees                                       32,691       32,332
   Amortization of deferred bond selection fees              15,407       15,408
                                                           --------     --------

     Total expenses                                          94,788       95,182
                                                           --------     --------

     Net income                                            $607,943     $786,791
                                                           ========     ========

Allocation of Net Income:

   BUC$holders                                             $531,709     $707,683
                                                           ========     ========
   General Partners:
     Special distribution                                  $ 65,383     $ 64,665
     Other                                                   10,851       14,443
                                                           --------     --------

                                                           $ 76,234     $ 79,108
                                                           ========     ========

Net income per BUC                                         $    .17     $    .23
                                                           ========     ========

See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                                       Total              BUC$holders         General Partners
                                                   ------------          ------------         ----------------

Partners' capital (deficit) -- January 1, 1996     $49,292,624           $49,456,927           $(164,303)

Net income                                             607,943               531,709              76,234
Distributions                                         (757,177)             (677,958)            (79,219)
                                                   -----------           -----------           ---------

Partners' capital (deficit) -- March 31, 1996      $49,143,390           $49,310,678          $ (167,288)
                                                   ===========           ===========          ==========

See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          1996         1995
                                                       ---------    ---------

Cash flows from operating activities:
Interest received                                      $ 702,731    $ 865,472
Amount received which is due to affiliate                 39,517            0
Fees and expenses paid                                   (14,760)     (47,989)
                                                       ---------    ---------

Net cash provided by operating activities                727,488      817,483
                                                       ---------    ---------

Cash flows from investing activities:
Net sale (purchase) of temporary investments              25,000     (159,104)

Cash flows from financing activities:
Distributions paid                                      (691,794)    (691,793)
                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents      60,694      (33,414)

Cash and cash equivalents at beginning of period         347,908       75,950
                                                       ---------    ---------

Cash and cash equivalents at end of period             $ 408,602    $  42,536
                                                       =========    =========

Schedule reconciling net income to net cash flow provided by operating activities:

Net income                                             $ 607,943    $ 786,791
                                                       ---------    ---------
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of deferred bond selection fees              15,407       15,408
Changes in:
   Interest receivable                                         0      (16,501)
   Other assets                                            4,209        5,323
   Accounts payable and accrued expenses                  15,961      (16,599)
   Due to affiliates                                      83,968       43,061
                                                       ---------    ---------

Total adjustments                                        119,545       30,692
                                                       ---------    ---------

Net cash provided by operating activities              $ 727,488    $ 817,483
                                                       =========    =========
Supplemental schedule of financing activities

Distributions to partners                              $ 757,177    $ 756,458
Increase in distributions payable                        (65,383)     (64,665)
                                                       ---------    ---------

Distributions paid to partners                         $ 691,794    $ 691,793
                                                       =========    =========


See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 1  -  General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. III (the "Partnership") as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

NOTE 2  -  Participating First Mortgage Bonds ("FMBs")

   FMBs are carried at cost less a valuation allowance where appropriate. The Partnership periodically evaluates the collectibility of both interest and principal of its FMBs to determine whether they are impaired. An FMB is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms. When an FMB is considered to be impaired, the amount of the valuation allowance is determined by discounting the expected cash flows at the FMB's original effective interest rate, or, for practical purposes, at the estimated fair value of the collateral.

   The process of determining impairment of the FMBs and the appropriate level of the valuation allowance is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates. The cash flows used in this process are based on good faith estimates and assumptions developed by the Partnership's Management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, which, in turn, could cause additional impairments. Thus, the Partnership may be required to provide for additional valuation allowances, which could be material, in subsequent periods. No change in the valuation allowance was recorded in the three months ended March 31, 1996.

   With respect to all FMBs, the difference between the stated interest rates and the actual rates paid (whether deferred and payable out of future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. Unrecorded contractual interest income was approximately $195,000 and $243,000 for the three months ended March 31, 1996 and 1995, respectively.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 2  -  Participating First Mortgage Bonds (continued)


   Descriptions of the FMBs owned by the Partnership at March 31, 1996 are as follows:


                                             Annualized
                                             Interest Rate
                                             Paid for the   Minimum
                                             three months   Annual
                                               ended        Pay Rate    Stated
                                              March 31,     at March    Interest                  Maturity
Property                 Location                1996*      31, 1996*   Rate*       Call Date       Date        Face Amount
- --------                 --------            -----------  ------------  ------      ---------    ---------     ------------
Players's Club (A)       Fort Myers, FL          7.00%          7.00%      8.00%    Aug. 1999    Aug. 2007     $ 7,200,000
Lakepointe               Stone Mountain, GA      6.00           6.00       8.50     Jan. 2000    Oct. 2007      15,100,000
Sunset Village           Lancaster, CA           4.28               (B)    8.50     Mar. 2000    Mar. 2008      11,375,000
Sunset Creek             Lancaster, CA           3.35               (B)    8.50     Mar. 2000    Mar. 2008       8,275,000
Orchard Mill             Atlanta, GA             6.29               (B)    9.00     Apr. 2001    May  2009      10,500,000
                                                                                                               -----------

                                                                                                                52,450,000

Less:  Allowance for impairment                                                                                 (4,500,000)
                                                                                                               -----------
Carrying amount                                                                                                $47,950,000
                                                                                                               ===========

*The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate required to be paid under the respective forbearance agreements.

(A) Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $2,500,000 of the Player's Club FMB.

(B) Pay rate is based on net cash flow generated by operations of the underlying property.

NOTE 3  -  Related Parties

   Prudential-Bache Properties, Inc. ("PBP") and the Related General Partner (collectively, the "General Partners") and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Agreement of Limited Partnership (the "Partnership Agreement"). The costs and expenses were:

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 3  -  Related Parties (continued)


                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                             1996         1995
                                                           -------       -------
PBP and affiliates:
  General and administrative                               $15,112       $15,493
                                                           -------       -------

Related General Partner and affiliates:
  Loan servicing fees                                       32,691        32,332
  General and administrative                                15,000         2,993
                                                           -------       -------

                                                            47,691        35,325
                                                           -------       -------

                                                           $62,803       $50,818
                                                           =======       =======

   An affiliate of the Related General Partner receives loan servicing fees (see above) in an amount of .25% per annum of the principal amount outstanding of mortgage loans serviced by the affiliate.

   A division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of the Partnership's temporary investments in 1995. This account was maintained in accordance with the Partnership Agreement.

   PSI owns 17,700 BUC$ at March 31, 1996.

   The Player's Club property (securing a $7,200,000 FMB in this Partnership) also secures an FMB for $2,500,000 held by Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of this Partnership. The original owner of the FMB is an affiliate of the Related General Partner.

NOTE 4  -     Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al
v. Prudential Securities Group, Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al v. Prudential-Bache Securities Inc. et al. (93 Civ. 713) , was filed in the United States District Court for the District of Arizona , purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner exited the Levine litigation by way of settlement.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

   By its April 14, 1994 order, the Judicial Panel on Multidistrict Litigation transferred the Kinnes case, by order dated May 4, 1994, the Connelly case, and by order dated July 13, 1994, the Levine Case, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket No. 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

   On August 9, 1995 PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

NOTE 5  -     Subsequent Event

   In May 1996, a distribution of approximately $678,000 and $14,000 was paid to the BUC$holders and General Partners, respectively, for the quarter ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

   Summit Tax Exempt L.P. III (the "Partnership") has invested in five tax-exempt participating first mortgage bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on the properties.

   At the beginning of the year, the Partnership had cash and temporary investments of $598,000. After the payment of distributions and receipt of the net cash flow from operations, the Partnership ended the quarter with $634,000 in cash and temporary investments. The first quarter distribution of $678,000 ($.22 per BUC) was paid to BUC$holders in May 1996 from cash flow from operations. Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions. The restructuring of FMBs in 1995 may result in the General Partners' reducing the distributions to BUC$holders in future periods.

   Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership's investments in FMBs are secured by a Partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings.

Results of Operations

   FMBs are carried at cost less a valuation allowance where appropriate. The Partnership periodically evaluates the collectibility of both interest and principal of its FMBs to determine whether they are impaired. An FMB is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms. When an FMB is considered to be impaired, the amount of the valuation allowance is determined by discounting the expected cash flows at the FMB's original effective interest rate, or, for practical purposes, at the estimated fair value of the collateral.

   The process of determining impairment of the FMBs and the appropriate level of the valuation allowance is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates. The cash flows used in this process are based on good faith estimates and assumptions developed by the Partnership's Management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, which, in turn, could cause additional impairments. Thus, the Partnership may be required to provide for additional valuation allowances, which could be material, in subsequent periods. No change in the valuation allowance was recorded in the three months ended March 31, 1996.

   Net income decreased by approximately $179,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 for the reasons discussed below.

   Total interest income from FMBs decreased by approximately $177,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. This variance was primarily due to reduced debt service payments received for the Sunset Village and Sunset Creek FMBs, which were restructured in 1995.

   Interest income from temporary investments decreased by approximately $3,000 for the three months ended March 31, 1996 as compared to the corresponding period 1995 primarily due to higher interest rates and invested balances in 1995.

   Total expenses remained fairly constant for the three months ended March 31, 1996 as compared to the corresponding period in 1995 with less than a 1% decrease.

Property Information

              The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of April 12, 1996:

                                                                                      Annualized
                                                                                      Interest
                                                                                      Rate Paid       Minimum
                                                                                      for the three   Annual
                                                                         Stated       months ended    Pay Rate at
                                                                         Interest     March 31,       March 31,
Property                              Face Amount         Occupancy      Rate*           1996*          1996*
- --------                              -----------         ---------      --------     -------------  -----------
Player's Club, Fort Myers, FL (A)      $ 7,200,000          89.4%          8.00%          7.00%         7.00%
Lakepointe, Stone Mountain, GA          15,100,000          99.2           8.50           6.00          6.00
Sunset Village, Lancaster, CA           11,375,000          84.2           8.50           4.28               (B)
Sunset Creek, Lancaster, CA              8,275,000          87.9           8.50           3.35               (B)
Orchard Mill, Atlanta, CA               10,500,000          98.7           9.00           6.29               (B)
                                       -----------
                                       $52,450,000
                                       ===========

*The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate required to be paid under the respective forbearance agreements.

(A) Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $2,500,000 of the Player's Club FMB.

(B) Pay rate is based on net cash flow generated by operations of the underlying property.

General

   The determination as to whether it is the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

   From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. The owner of the Sunset Village and Sunset Creek properties supplemented the cash flow generated by the respective properties to meet their interest payments during the first four months of 1995. No property owner made supplementary payments during the three months ended March 31, 1996.

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings - Incorporated by reference to Note 4 to the financial statements filed herewith in Item 1 of Part 1 of the Registrant's Quarterly Report.

Item 2.       Changes in Securities -- None

Item 3.       Defaults Upon Senior Securities -- None

Item 4.       Submission of Matters to a Vote of Security Holders -- None

Item 5.       Other Information -- None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

              4(a)Partnership Agreement,  incorporated by reference to Exhibit A to the Prospectus of Registrant, dated February 25, 1987, filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-13184.

              4(b)Certificate of Limited Partnership is incorporated by
                  reference to Exhibit 4 to the Registration Statement on Form S-11, File No. 33-13184.

                  27       Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SUMMIT TAX EXEMPT L.P. III



                      By: Related Tax Exempt Associates III, Inc. A Delaware corporation, General Partner



Date:  May 14, 1996          By:   /s/Alan P. Hirmes
                                   -----------------
                                   Alan P. Hirmes
                                   Vice President



Date:  May 14, 1996          By:   /s/Lawrence J. Lipton
                                   ---------------------
                                   Lawrence J. Lipton
                                   Treasurer
                                   (Principal Financial and Accounting Officer)


                      By:    Prudential-Bache Properties, Inc.
                             A Delaware corporation, General Partner



Date:  May 14, 1996          By:   /s/Eugene D. Burak
                                   ------------------
                                   Eugene D. Burak
                                   Vice President