Form 10-K/A
period 1995-12-31
SUMMIT TAX EXEMPT L P III
filed 1996-08-14
CIK 812220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---  ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission File Number 0-16816

                           SUMMIT TAX EXEMPT L.P. III
                           --------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     13-3442249
- - ---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 625 Madison Avenue, New York, New York                                 10022
- - ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

      None

Securities registered pursuant to Section 12(g) of the Act:

      Beneficial Unit Certificates

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

      Agreement of Limited Partnership, dated as of February 25, 1987, included as part of the Registration Statement filed with the Securities and Exchange Commission on April 6, 1987 pursuant to Rule 424(b) under the Securities Act of 1933 is incorporated by reference into Part IV of this Annual Report on Form 10-K.

Index to exhibits may be found on pages 31

                                     PART I


Item 1.    Business.

General
- - -------

           Summit Tax Exempt L.P. III (the "Registrant"), a Delaware limited partnership, was formed on February 25, 1987 and will terminate on December 31, 2021 unless terminated sooner under the provisions of the Agreement of Limited Partnership (the "Partnership Agreement"). The Registrant was formed to invest in tax-exempt participating first mortgage revenue bonds ("First Mortgage Bonds" or "FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans ("Mortgage Loans") on multi-family residential apartment properties ("Properties") developed by unaffiliated developers. The Properties are garden apartment projects located in California (2), Florida (1) and Georgia (2). These investments were made with the proceeds from the initial sale of 3,081,625 Beneficial Unit Certificates ("BUC$"). The Registrant's fiscal year for book and tax purposes ends on December 31.

           The Registrant is engaged solely in the business of investing in FMBs; therefore, presentation of industry segment information is not applicable.

General Partners
- - ----------------

           The general partners of the Registrant are Prudential-Bache Properties, Inc. ("PBP") and Related Tax Exempt Associates III, Inc. (the "Related General Partner") (collectively, the "General Partners"). Related BUC$ Associates III, Inc. (the "Assignor Limited Partner"), which acquired and holds limited partnership interests on behalf of those persons who purchase BUC$, has assigned to those persons substantially all of its rights and interest in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under common ownership.

Competition
- - -----------

           The General Partners and/or their affiliates have formed, and may continue to form, various entities to engage in businesses which may be competitive with the Registrant.

           The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives interest and, ultimately, principal payments, may be subject to competition relating to rental rates and amenities from comparable neighboring properties.

Structure of First Mortgage Bonds
- - ---------------------------------

           The principal and interest payments on each FMB are payable only from the cash flows, including proceeds in the event of sale, from the Properties underlying the FMBs. None of these FMBs constitute a general obligation of any state or local government, agency or authority. The FMBs are secured by the Mortgage Loans on the underlying Properties and the structure of each Mortgage Loan mirrors the structure of the corresponding FMB.

           Unless otherwise modified, the principal of the FMBs will not be amortized during their respective terms (which are generally up to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Registrant may require pursuant to the terms of the bond documents. The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold until maturity.

           In addition to the stated rates of interest ranging from 8.0% to 9.0% per annum, each of the FMBs provides for "contingent interest" which is equal to: (a) an amount equal to 50% to 100% of net property cash flow and 75% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annually compounded interest at 9.0% on a cumulative basis, and thereafter (b) an amount equal to 25% of remaining net property cash flow and 25% of remaining net sale or refinancing proceeds until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent rate interest are exempt from federal income taxation. The Registrant has not received any contingent interest to date.

           In order to protect the tax-exempt status of the FMBs, the owners of the Properties are required to enter into certain agreements to own, manage and operate such Properties in accordance with requirements of the Internal Revenue Code.

           The following FMBs' interest income exceeded 15% of the Registrant's total revenue for each of the three years in the period ended December 31, 1995:

                                                     1995       1994        1993
                                                     ----       ----        ----

           Lakepoint                                 29%         29%         29%
           Sunset Village                            21%         22%         22%
           Orchard Mill                              19%         21%         21%
           Sunset Creek                              15%         16%         16%
           Players Club                              16%          *           *

* FMB interest income was less than 15% of the Registrant's total revenue for the year.

Bond Modifications/Forbearance Agreements
- - -----------------------------------------

           Forbearance agreements have been executed with respect to all of the Properties. During 1991, the Registrant entered into a forbearance agreement with the owner of the Lakepoint property allowing interest payments at a pay rate of 7.5% in 1991, 8.0% in 1992 and 8.5% in 1993. Due to weakness in the market, in June 1993, the forbearance agreement was further modified to allow for a pay rate of 7.5% from January 1992 through March 1993 and 6.0% from April 1993 through December 1995. In May 1996, the General Partners granted an extension of the forbearance agreement at 6.0% through December 15, 1997. The Registrant entered into a forbearance agreement with the Orchard Mill property owner in 1991 which permitted interest to be paid only to the extent of the net cash flow from the property.

           In 1992, the Registrant entered into a forbearance agreement with the owner of the Players Club property. This agreement was subsequently modified on January 1, 1994, January 1, 1995, and again on January 1, 1996 to require minimum debt service payments of 6.0% through the end of 1994 and 7.0% for 1995 and 1996.

           Forbearance agreements were also entered into with the owner of the Sunset Village and Sunset Creek properties in 1992 allowing debt service payments at a rate of 7.0% per annum through April 1993 at which time the pay rate increased to 7.25% and was scheduled to increase in annual increments to the stated rate of 8.5% in May 1996. Effective with the May 1, 1995 payment date, the Sunset Village and Sunset Creek FMBs have made payments based on the monthly net cash flow generated by the operations of the underlying properties in accordance with the terms of the agreement outlined below. Effective as of August 1, 1995, the original owner and obligor of the Sunset Creek and Sunset Village FMBs transferred the deeds to the underlying properties to an affiliate of the Related General Partner for limited consideration. Pursuant to the agreement, the Related General Partner's affiliate, who has not made an equity investment in the underlying property, assumed the day-to-day responsibilities and obligations of operating the properties. The Registrant receives the monthly net cash generated by these properties as payment toward debt service.

           The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs. With respect to all five of the Registrant's FMBs, the General Partners have determined that forbearance represented the better of the alternatives.

- - -----------------------------------------

           With respect to all the FMBs, the difference between the pay rate and the original stated rate is deferred and is payable out of available future cash flow or ultimately from sales or refinancing proceeds. See the table below for information regarding the rates paid on the FMBs in 1995. In 1995, all borrowers paid at least the minimum interest rate set forth in their respective forbearance agreement except for those FMBs where interest is paid to the extent of the property's net cash flow.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)



The following table lists the FMBs that the Registrant owns together with the occupancy and current rental rates of the underlying properties:

                                                  Carrying                       Average                Minimum
                                      Face         Amount           Final       Interest     Stated    Pay Rate at
                       Closing       Amount      at December      Completion    Rate Paid   Interest   December 31,
Property                Date        of Bond      31, 1995 (C)        Date       in 1995*      Rate*       1995*
- - --------               -------      -------      ------------     ----------    --------    --------   ------------
Player's Club,
Fort Myers, FL (A)     8/14/87   $ 7,200,000    $ 7,383,769         12/85         7.00%       8.00%       7.00%
Lakepoint,
Dekalb City, GA       11/18/87    15,100,000     14,886,559          3/89         6.10        8.50        6.00
Sunset Village,
Lancaster, CA          3/25/88    11,375,000      9,178,214         10/89         6.40        8.50             (B)
Sunset Creek,
Lancaster, CA          3/25/88     8,275,000      5,933,767         10/89         6.50        8.50             (B)
Orchard Mill,
 Atlanta, GA           5/1/89     10,500,000      9,304,276          9/90         5.70        9.00             (B)
                                 -----------    -----------

                                 $52,450,000    $46,686,585
                                 ===========    ===========


                          Occupancy    Rental Rates   No. of
                         February 11,  at December    Rental
Property                    1996        31, 1995      Units
- - --------                 -----------    --------      -----
Player's Club,
Fort Myers, FL (A)          87.6%        $450-645      288
Lakepoint,
Dekalb City, GA             96.1          485-705      360
Sunset Village,
Lancaster, CA               86.1          460-680      204
Sunset Creek,
Lancaster, CA               84.1          460-680      148
Orchard Mill,
 Atlanta, GA                96.2          439-665      238


*The rate paid represents the interest recorded by the Registrant while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate required to be paid under the respective forbearance agreements.

(A) Summit Tax Exempt LP II, of which the general partners are either the same or affiliates of the General Partners of the Registrant, acquired the other $2,500,000 of the Players Club bond issue.

(B) Interest on this FMB is paid to the extent of the property's net cash flow.

(C) The FMBs are carried at their estimated fair values at December 31, 1995.

Employees
- - ---------

           The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note 5 to the financial statements in Item 8.


Item 2.    Properties

           The Registrant does not own or lease any property.


Item 3.    Legal Proceedings

           This information is incorporated by reference to Note 6 to the financial statements in Item 8.


Item 4.    Submission of Matters to a Vote of BUC$holders

           None

                                     PART II

Item 5. Market for the Registrant's BUC$ and Related BUC$holder Matters.

           As of March 1, 1996 there were 3,011 holders of record owning 3,081,625 BUC$. A significant secondary market for the BUC$ has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in Sections 12 and 13 of the Partnership Agreement limiting the ability of a BUC$holder to transfer their BUC$. Consequently, BUC$holders may not be able to liquidate their investments in the event of emergency or for any other reason.

           Quarterly cash distributions per BUC paid during 1995 and 1994 were as follows:

           Quarter Ended                     1995           1994
           -------------                    ------         ------
           March 31                         $0.22          $0.22
           June 30                          $0.22           0.22
           September 30                     $0.22           0.22
           December 31                      $0.22           0.22

        There are no material legal restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Cash distributions paid in 1995 and 1994 were funded from current and previously undistributed cash flow from operations. No portion of the distributions paid to the BUC$holders in 1994 represents a return of capital on a generally accepted accounting principles (GAAP) basis; however, approximately $213,000 of the $2,712,000 paid to BUC$holders in 1995 represents a return of capital on a GAAP basis. (The return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders.) The Registrant currently expects that cash distributions will continue to be paid, in the foreseeable future, from cash generated from operations. For a discussion of other factors that may affect the amount of future distributions, see Management's Discussion and Analysis of Financial Conditions and Results of Operations in Item 7.

Item 6.    Selected Financial Data.

           The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the financial statements and notes thereto contained in Item 8 hereof.

                                                       Year ended December 31,
                              -----------------------------------------------------------------------
                                  1995           1994           1993          1992            1991
                              -----------    -----------    -----------    -----------    -----------
Interest income from
   participating first
   mortgage bonds             $ 3,185,563    $ 3,444,722    $ 3,460,427    $ 3,510,977    $ 3,688,527
                              ===========    ===========    ===========    ===========    ===========
Provision for loss on
   impairment of assets       $         0    $         0    $         0    $ 4,500,000    $         0
                              ===========    ===========    ===========    ===========    ===========
Net income (loss)             $ 2,812,119    $ 3,048,116    $ 2,544,011    $(1,503,436)   $ 3,266,373
                              ===========    ===========    ===========    ===========    ===========
Net income (loss) per BUC     $       .81    $       .89    $       .73    $      (.56)   $       .96
                              ===========    ===========    ===========    ===========    ===========
Total assets                  $48,150,516    $48,178,868    $49,675,109    $50,864,951    $56,380,022
                              ===========    ===========    ===========    ===========    ===========
Distributions to BUC$holders  $ 2,711,830    $ 2,711,830    $ 3,451,420    $ 3,705,346    $ 3,697,033
                              ===========    ===========    ===========    ===========    ===========
Distributions per BUC         $       .88    $       .88    $      1.12    $    1.2024    $    1.1997
                              ===========    ===========    ===========    ===========    ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
- - -------------------------------

           Summit Tax Exempt L.P. III ("the Registrant") has invested in five tax-exempt participating First Mortgage Bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on the properties.

           At the beginning of the year, the Registrant had cash and temporary investments of approximately $642,000. After the payment of distributions and receipt of the net cash flow from operations, the Registrant ended the year with approximately $598,000 in cash and temporary investments. The fourth quarter distribution of approximately $678,000 ($.22 per BUC) from cash flow from operations was paid to BUC$holders in February 1996. Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Registrant in future years and to fund distributions.

           Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. The Registrant's investments in mortgage loans are secured by a Registrant interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings.

Results of Operations
- - ---------------------

               Pursuant to a review of the Registrant's financial statements by the SEC staff in 1996 and in accordance with others in the industry, the Registrant agreed that it will account for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and has restated its 1995 and 1994 financial statements to reflect this change in accounting treatment.

               The change in accounting treatment does not affect cash flow or payments received by the Registrant from the properties, level of distribution to BUC$Holders, the tax-exempt nature of the Partnership's net income or the obligation under the FMBs.

               The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold until maturity. As such, SFAS 115 requires the Registrant to classify these investments as "available for sale." Accordingly, effective January 1, 1994, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. The cumulative effect of adopting this accounting was a decrease in partners' capital at January 1, 1994 of approximately $476,000 due to unrealized holding losses. This accounting also resulted in cumulative net unrealized losses of approximately $1,263,000 and $1,437,000 at December 31, 1995 and 1994, respectively. Again, unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

               The Registrant periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Registrant will be unable to collect all amounts due according to the existing contractual terms of the bonds. If the decline is judged to be other than temporary, the cost basis of the bond is written down to its then estimated fair value, with the amount of the write-down accounted for as realized loss.

               Because the FMBs are not readily marketable, the Registrant estimates fair value for each bond as the present value of its expected cash flows using an interest rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Registrant's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

1995 vs. 1994
- - -------------

           Net income decreased by approximately $236,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 for the following reasons.

           Total interest income from debt service for the FMBs decreased by approximately $259,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to reduced interest received from the Sunset Village and Sunset Creek FMBs. This decrease was partially offset by an increase in interest paid on the Player's Club FMB as required by the terms of its forbearance agreement.

           Interest income from temporary investments increased approximately $7,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to higher interest rates and invested balances.

           General and administrative expenses increased approximately $53,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to increased legal fees in 1995 and increased costs associated with the administration of the Registrant.

1994 vs. 1993
- - -------------

           Net income increased by approximately $504,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993 for the reasons discussed below.

           Total interest income from debt service for the FMBs decreased by approximately $16,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993. This decrease results from reduced interest received from the Players Club reflecting the terms of a modification to the forbearance agreement with the property owner during 1994. This decrease was partially offset by an increase in interest received from all of the Registrant's other FMBs.

           During 1994, a provision for uncollectible interest was recorded in the amount of approximately $69,000 relating to the Orchard Mill property in order to reserve the outstanding interest receivable balance. In 1993, a provision of $458,000 was recorded to reserve the outstanding interest receivable balance for the Lakepoint FMB.

           General and administrative expenses decreased by approximately $125,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993. The decrease is due primarily to a decrease in legal fees relating to the Registrant and a reduction in the costs associated with the administration for the Registrant.

General
- - -------

           The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

           The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated rate will resume once a property's ability to pay the stated interest rate has been adequately demonstrated. Interest income of approximately $969,000, $963,000 and $1,020,000 was not recognized for the years ended December 31, 1995, 1994, and 1993, respectively.

           From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements if necessary.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)

Property Information
- - --------------------

        The following table lists the FMBs that the Registrant owns together with occupancy rates of the underlying properties:


                                                       Carrying
                                                        Amount          February 11,    Average         Stated       Minimum Pay
                                      Face Amount     at December          1996       Interest Rate    Interest   Rate at December
Property          Location              of FMB        31,1995 (D)        Occupancy    Paid in 1995*      Rate*        31,1995*
- - --------          --------            -----------     -----------       ------------  -------------    --------   ----------------

Players Club (A)  Fort Myers, FL      $ 7,200,000    $ 7,383,769          87.6%          7.00%           8.00%     7.00%
Lakepoint         Dekalb County, GA    15,100,000     14,886,559          96.1           6.10            8.50      6.00
Sunset Village    Lancaster, CA        11,375,000      9,178,214          86.1           6.40            8.50            (C)
Sunset Creek      Lancaster, CA         8,275,000      5,933,767          84.1           6.50            8.50            (C)
Orchard Mill      Atlanta, GA          10,500,000      9,304,276          96.2           5.70            9.00            (C)
                                       ----------     ----------

                                      $52,450,000    $46,686,585
                                      ===========    ===========

*The rate paid represents the interest recorded by the Registrant while the stated rate represents the interest rate of the FMB and the minimum pay rate represents the minimum rate required to be paid under the respective forbearance agreements.

(A) Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of the Registrant, acquired the other $2,500,000 of the Players Club bond issue.

(B) Forbearance agreements have been executed with the owners of all of the properties collateralizing the Registrant's FMBs. See Note 3 to the financial statements in Item 8 for a description of each agreement.

(C) Interest on this FMB is paid to the extent of the property's net cash flow.

(D) The FMBs are carried at their estimated fair values at December 31, 1995.

Item 8.    Financial Statements and Supplementary Data.

(a) 1.     Financial Statements                                            Page
           --------------------                                            ----

           Independent Auditors' Report                                     13

           Statements of Financial Condition as of December
           31, 1995 and 1994                                                14

           Statements of Income for the years ended December
           31, 1995, 1994 and 1993                                          15

           Statements of Changes in Partners' Capital
           (Deficit) for the years ended December 31, 1995,
           1994 and 1993                                                    16

           Statements of Cash Flows for the years ended
           December 31, 1995, 1994 and 1993                                 17

           Notes to Financial Statements                                    18

                INDEPENDENT AUDITORS' REPORT




To the Partners of
Summit Tax Exempt L.P. III
New York, New York



            We have audited the accompanying statements of financial condition of Summit Tax Exempt L.P. III (a Delaware Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, such financial statements present fairly, in all material respects, the financial position of Summit Tax Exempt L.P. III as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            As discussed in Note 2, the accompanying financial statements and the financial statement schedule have been restated to account for the Partnership's investments in tax-exempt participating first mortgage revenue bonds as debt securities.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
New York, New York
March 20, 1996 (August 12, 1996 as to Notes 2 and 3 and the financial statement schedule)

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION



                                     ASSETS


                                                              December 31,
                                                     --------------------------
                                                         1995           1994
                                                     -----------    -----------

Participating first mortgage bonds-at fair value     $46,686,585    $46,512,514
Temporary investments                                    250,000        566,327
Cash and cash equivalents                                347,908         75,950
Interest receivable, net                                 132,128        227,736
Deferred bond selection fees, net                        729,686        791,018
Other assets                                               4,209          5,323
                                                     -----------    -----------

Total assets                                         $48,150,516    $48,178,868
                                                     ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued expenses              $    77,880    $    82,065
  Due to affiliates                                       43,427         24,361
                                                     -----------    -----------

Total liabilities                                        121,307        106,426
                                                     -----------    -----------

Contingencies

Partners' capital (deficit):
  BUC$holders (3,081,625 BUC$
    issued and outstanding)                           49,456,927     49,669,885
  General Partners                                      (164,303)      (159,957)
  Net unrealized loss on
    participating first mortgage bonds                (1,263,415)    (1,437,486)
                                                     -----------    -----------

Total partners' capital                               48,029,209     48,072,442
                                                     -----------    -----------

Total liabilities and partners' capital              $48,150,516    $48,178,868
                                                     ===========    ===========



See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                              STATEMENTS OF INCOME


                                                        Years Ended December 31,
                                                 ---------------------------------------
                                                    1995          1994           1993
                                                 ----------    ----------     ----------

Revenues:

   Interest income:
     Participating first mortgage bonds          $3,185,563    $3,444,722     $3,460,427
     Temporary investments                           20,752        13,908         16,770
                                                 ----------    ----------     ----------

     Total revenues                               3,206,315     3,458,630      3,477,197
                                                 ----------    ----------     ----------

Expenses:

   Provision for uncollectible interest                   0        69,405        458,430
   General and administrative                       201,739       148,351        273,033
   Loan servicing fees                              131,125       131,125        131,125
   Amortization of deferred bond selection fees      61,332        61,633         61,633
   Amortization of organizational costs                   0             0          8,965
                                                 ----------    ----------     ----------

     Total expenses                                 394,196       410,514        933,186
                                                 ----------    ----------     ----------

     Net income                                  $2,812,119    $3,048,116     $2,544,011
                                                 ==========    ==========     ==========

Allocation of Net Income:

   BUC$holders                                   $2,498,872    $2,730,149     $2,236,126
                                                 ==========    ==========     ==========
   General Partners:
     Special distribution                        $  262,250    $  262,250     $  262,250
     Other                                           50,997        55,717         45,635
                                                 ----------    ----------     ----------

                                                 $  313,247    $  317,967     $  307,885
                                                 ==========    ==========     ==========

Net income per BUC                               $      .81    $      .89     $      .73
                                                 ==========    ==========     ==========




See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                                                  Net Unrealized
                                                                                  Gain (Loss) on
                                                                                  Participating First
                                      Total      BUC$holders   General Partners   Mortgage Bonds
                                   -----------   -----------   ----------------   -------------------

Partners' capital (deficit) -
  December 31, 1992                $50,731,331   $50,866,860     $(135,529)

Net income                           2,544,011     2,236,126       307,885
Distributions                       (3,784,107)   (3,451,420)     (332,687)
                                   -----------   -----------     ---------

Partners' capital (deficit) -
  December 31, 1993                 49,491,235    49,651,566      (160,331)

Cumulative effect through
  January 1, 1994 of
  accounting change (Note 2)          (475,556)            0             0        $     (475,556)

Net income                           3,048,116     2,730,149       317,967                     0
Distributions                       (3,029,423)   (2,711,830)     (317,593)                    0

Net change in fair value of-
  participating first mortgage
  bonds                               (961,930)            0             0              (961,930)
                                   -----------   -----------     ---------          ------------

Partners' capital (deficit) -
  December 31, 1994                 48,072,442    49,669,885      (159,957)           (1,437,486)

Net income                           2,812,119     2,498,872       313,247                     0
Distributions                       (3,029,423)   (2,711,830)     (317,593)                    0

Net change in fair value of-
  participating first mortgage
  bonds                                174,071             0             0               174,071
                                   -----------   -----------     ---------          ------------

Partners' capital (deficit) -
  December 31, 1995                $48,029,209   $49,456,927     $(164,303)         $ (1,263,415)
                                   ===========   ===========     =========          ============









See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS


                                                          Year ended December 31,
                                                 ---------------------------------------
                                                    1995           1994           1993
                                                 ----------    ----------     ----------

Cash flows from operating activities:
Interest received                                $3,301,923    $3,448,922     $ 3,217,064
Fees and expenses paid                             (316,869)     (280,770)      (354,117)
                                                 ----------    ----------     ----------

Net cash provided by operating activities         2,985,054     3,168,152      2,862,947
                                                 ----------    ----------     ----------

Cash flows from investing activities:
Net sale (purchase) of temporary investments        316,327      (166,287)       825,368

Cash flows from financing activities:
Distributions paid                               (3,029,423)   (3,029,423)    (3,784,107)
                                                 ----------    ----------     ----------

Net increase (decrease) in cash
 and cash equivalents                               271,958       (27,558)       (95,792)

Cash and cash equivalents at beginning of year       75,950       103,508        199,300
                                                 ----------    ----------     ----------

Cash and cash equivalents at end of year         $  347,908    $   75,950     $  103,508
                                                 ==========    ==========     ==========
Schedule reconciling net income to net
 cash flow provided by operating activities:
Net income                                       $2,812,119    $3,048,116     $2,544,011
                                                 ----------    ----------     ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:

Provision for uncollectible interest                      0        69,405        458,430
Amortization of deferred bond selection fees         61,332        61,633         61,633
Amortization of organizational costs                      0             0          8,965
Changes in:
   Interest receivable                               95,608        (9,708)      (184,633)
   Other assets                                       1,114        76,154        (75,713)
   Accounts payable and accrued expenses             (4,185)      (57,304)        76,049
   Due to affiliates                                 19,066       (20,144)       (25,795)
                                                 ----------    ----------     ----------

Total adjustments                                   172,935       120,036        318,936
                                                 ----------    ----------     ----------

Net cash provided by operating activities        $2,985,054    $3,168,152     $2,862,947
                                                 ==========    ==========     ==========




See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 1  -  General

           Summit Tax Exempt L.P. III (the "Partnership"), a Delaware limited partnership, was formed February 25, 1987 and will terminate on December 31, 2021 unless terminated sooner under the provisions of the Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest in tax-exempt participating first mortgage revenue bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans ("Mortgage Loans") on multi-family residential apartment projects (the "Properties"). The general partners of the Partnership (the "General Partners") are Prudential-Bache Properties, Inc. ("PBP") (a wholly-owned subsidiary of Prudential Securities Group Inc.) and Related Tax Exempt Associates III, Inc. ( the "Related General Partner"). Related BUC$ Associates III, Inc. (the "Assignor Limited Partner"), which acquired and holds limited partnership interests on behalf of those persons who purchase Beneficial Unit Certificates ("BUC$"), has assigned to those persons substantially all of its rights and interest in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under common ownership. As of December 31, 1995, the Partnership has invested in a total of five FMBs.


NOTE 2  -  Summary of Significant Accounting Policies

           a)  Basis of Accounting

               The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

               The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           b)  Participating first mortgage bonds

               Pursuant to a review of the Partnership's financial statements by the SEC staff in 1996 and in accordance with others in the industry, the Partnership agreed that it will account for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and has restated its 1995 and 1994 financial statements to reflect this change in accounting treatment.

               The change in accounting treatment does not affect cash flow or payments received by the Partnership from the properties, level of distribution to BUC$Holders, the tax-exempt nature of the Partnership's net income or the obligation under the FMBs.

               The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, effective January 1, 1994, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. The cumulative effect of adopting this accounting was a decrease in partners' capital at January 1, 1994 of approximately $476,000 due to unrealized holding losses. This accounting also resulted in cumulative net unrealized losses of

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 2  -  Summary of Significant Accounting Policies (continued)

approximately $1,263,000 and $1,437,000 at December 31, 1995 and 1994,
respectively. Again, unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

               The Partnership periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms of the bonds. If the decline is judged to be other than temporary, the cost basis of the bond is written down to its then estimated fair value, with the amount of the write-down accounted for as realized loss.

               Because the FMBs are not readily marketable, the Partnership estimates fair value for each bond as the present value of its expected cash flows using an interest rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Partnership's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

               Interest income is recognized at the stated rate when collectibility of future amounts is reasonably assured. Interest income from FMBs with modified terms where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts.

           c)  Temporary Investments

               Temporary investments at December 31, 1995 represent tax-exempt Municipal Preferred Stock which are carried at cost which approximates market value. Temporary investments at December 31, 1994 represent tax-exempt floating rate municipal bonds which are carried at cost plus accrued interest which approximates market value.

           d)  Cash and cash equivalents

               Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term instruments with an original maturity of three months or less, for which cost approximates market value.

           e)  Income taxes

               The Partnership is not required to provide, or pay, any federal income taxes. Income tax attributes that arise from its operations are passed directly to the BUC$holders. The Partnership may be subject to other state and local taxes in jurisdictions in which it operates.

           f)  Profit and loss allocations and distributions

               As more fully described in the Partnership Agreement, the General Partners receive a special distribution equal to a .5% per annum of the total invested assets (which equals the face amount of the FMBs), payable quarterly, for managing the affairs of the Partnership.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 2  -  Summary of Significant Accounting Policies (continued)

               Income is allocated first to the General Partners in an amount equal to the special distribution. The net remaining profits or losses and distributions are then allocated 98% to the BUC$holders and 2% to the General Partners, in accordance with the Partnership Agreement.

           g)  Organizational Costs

               Costs incurred to organize the Partnership, including but not limited to legal, accounting, registration fees and certain printing costs, were considered deferred organizational costs. These costs were capitalized and subsequently amortized over a 60-month period which ended in 1993.

           h)  Bond selection fees

               The General Partners were paid bond selection fees (equal to 2% of the gross proceeds from the initial offering) for evaluating and selecting FMBs, negotiating the terms of mortgage loans and coordinating the development effort with property developers and government agencies. These fees have been capitalized and are being amortized over the terms of the FMBs. The accumulated amortization as of December 31, 1995 and 1994, was approximately $503,000 and $441,000, respectively.

           i)  Fair value of financial instruments

               As described in Note 2.b. above, the Partnership's investment in FMBs are carried at estimated fair values. The Partnership has determined that the fair value of its remaining financial instruments, including its temporary investments and cash and cash equivalents approximates their carrying values.


NOTE 3  -  Participating First Mortgage Bonds

           The principal and interest payments on each FMB are payable only from the cash flows, including proceeds in the event of sale, from the Properties underlying the FMBs. None of these FMBs constitute a general obligation of any state or local government, agency or authority. The FMBs are secured by the Mortgage Loans on the underlying Properties and the structure of each Mortgage Loan mirrors the structure of the corresponding FMB.

           Unless otherwise modified, the principal of the FMBs will not be amortized during their respective terms (which are generally up to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Partnership may require pursuant to the terms of the bond documents. The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold until maturity.

           In addition to the stated rates of interest ranging from 8.0% to 9.0% per annum, each of the FMBs provides for "contingent interest" which is equal to: (a) an amount equal to 50% to 100% of net property cash flow and 75% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annually compounded interest at 9% on a cumulative basis, and thereafter (b) an amount equal to 25% of remaining net property cash flow and 25% of remaining net sale or refinancing proceeds until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest are exempt from federal income taxation. The Partnership has not received any contingent interest to date.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 3  -  Participating First Mortgage Bonds (continued)

           In order to protect the tax-exempt status of the FMBs, the owners of the Properties are required to enter into certain agreements to own, manage and operate such Properties in accordance with requirements of the Internal Revenue Code.

           Forbearance agreements have been executed with all five of the properties. During 1991, the Partnership entered into a forbearance agreement with the owner of the Lakepoint property allowing interest payments at a pay rate of 7.5% in 1991, 8.0% in 1992 and 8.5% in 1993. Due to weakness in the market in June 1993, the forbearance agreement was further modified to allow for a pay rate of 7.5% from January 1992 through March 1993 and 6.0% from April 1993 through December 1995. In May 1996, the General Partners granted an extension of the forbearance agreement at 6.0% through December 15, 1997. The 1991 forbearance agreement relating to the Orchard Mill FMB permits interest to be paid only to the extent of the net cash flow from the property.

           In 1992, the Partnership entered into a forbearance agreement with the owner of the Players Club property. This agreement was substantially modified on January 1, 1994 , January 1, 1995 and as of January 1, 1996 to require minimum debt service payments of 6.0% through the end of 1994 and 7.0% for 1995 and 1996.

           Forbearance agreements were also entered into with the owner of the Sunset Village and Sunset Creek properties in 1992 allowing debt service payments at a rate of 7.0% per annum through April 1993 at which time the pay rate increased to 7.25% and was scheduled to increase in annual increments to the stated rate of 8.5% in May 1996. Effective with the May 1, 1995 payment date, the Sunset Village and Sunset Creek FMBs have made payments based on the monthly net cash flow generated by the operations of the underlying properties in accordance with the terms of the agreement outlined below. Effective as of August 1, 1995, the original owner and obligor of the Sunset Creek and Sunset Village FMBs transferred the deeds to the underlying properties to an affiliate of the Related General Partner for limited consideration. Pursuant to the agreement, the Related General Partner's affiliate, who has not made an equity investment in the underlying property, assumed the day-to-day responsibilities and obligations of operating the properties. The Partnership receives the monthly net cash generated by these properties as payment toward debt service.

           The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

           With respect to all the FMBs, the difference between the pay rate and the original stated rate is deferred and is payable out of available future cash flow or ultimately from sales or refinancing proceeds. See the table on page 22 for information regarding the rates paid on the FMBs in 1995. In 1995, all borrowers paid at least the minimum interest rate set forth in their respective forbearance agreement except for those FMBs where interest is paid to the extent of the property's net cash flow.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 3  -  Participating First Mortgage Bonds (continued)

           The following FMBs' interest income exceeded 15% of the Registrant's total revenue for each of the three years in the period ended December 31, 1995:


                                          1995          1994          1993
                                         ------        ------        ------

           Lakepoint                       29%           29%           29%
           Sunset Village                  21%           22%           22%
           Orchard Mill                    19%           21%           21%
           Sunset Creek                    15%           16%           16%
           Players Club                    16%            *             *

* FMB interest income was less than 15% of the Registrant's total revenue for the year.


           The cost basis of the FMBs was $47,950,000 at December 31, 1995 and 1994. The net unrealized loss on FMB's consists of gross unrealized gains and losses of $488,045 and $1,751,460, respectively, at December 31, 1995 and $874,670 and $2,312,156, respectively, at December 31, 1994.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 3  -    Participating First Mortgage Bonds

             Descriptions of the various FMBs owned by the Partnership at December 31, 1995 are as follows:

                                                       Minimum                                                           Carrying
                                       Average         Pay Rate    Stated                                                 Amount
                                     Interest Rate   at December   Interest                                             at December
Property           Location          Paid in 1995*     31,1995*    Rate*      Call Date   Maturity Date   Face Amount   31, 1995 (C)
- - --------           --------          -------------   -----------   -----      ---------   -------------   -----------   ------------

Players Club (A)   Ft. Myers, FL        7.00%          7.00%        8.00%     Aug. 1999     Aug. 2007     $ 7,200,000    $ 7,383,769
Lakepoint          Dekalb City, GA      6.10%          6.00         8.50      Jan. 2000     Oct. 2007      15,100,000     14,886,559
Sunset Village     Lancaster, CA        6.40%          (B)          8.50      Mar. 2000     Mar. 2008      11,375,000      9,178,214
Sunset Creek       Lancaster, CA        6.50%          (B)          8.50      Mar. 2000     Mar. 2008       8,275,000      5,933,767
Orchard Mill       Atlanta, GA          5.70%          (B)          9.00      Apr. 2001     May. 2009      10,500,000      9,304,276
                                                                                                          -----------    -----------

                                                                                                          $52,450,000    $46,686,585
                                                                                                          ===========    ===========



*The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate required to be paid under the respective forbearance agreements.

(A) Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $2,500,000 of the Players Club bond issue.

(B) Interest on this FMB is paid to the extent of the property's net cash flow.

(C)   The FMBs are carried at their estimated fair values at December 31, 1995.

      The difference between the stated interest rates and the actual rates paid has not been accrued for financial statement purposes and was approximately $969,000, $963,000 and $1,020,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 4  -  Income Taxes

      Following is a reconciliation of net income for financial statement purposes with net income for Federal income tax reporting purposes:

                                                      1995          1994           1993
                                                  ------------   ------------   ------------

            Net income per financial statements   $  2,812,119   $  3,048,116   $  2,544,011
              Uncollected interest from FMBs           969,000      1,031,827      1,019,833
              Provision for uncollectible interest           0         69,405        458,430
              Property tax loan deferred
               for tax reporting purposes, net         (82,204)             0              0
              Amortization of deferred bond
               selection fees                           61,332         61,633         61,633
                                                  ------------   ------------   ------------

            Net income for tax purposes           $  3,760,247   $  4,210,981   $  4,083,907
                                                  ============   ============   ============

           Net income for tax purposes is generally exempt from Federal income tax. The differences between the tax and book bases of partner's capital are primarily attributable to the cumulative effect of the book to tax income adjustments, the recording of distributions and the Partnership's accounting for the FMBs at fair value for book purposes and cost for tax purposes.

           Effective October 1, 1995 the Related General Partner has assumed from PBP, the responsibilities and duties of the Tax Matters Partner as defined in the Partnership Agreement.

NOTE 5  -  Related Parties

           The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were as follows:

                                                         Year Ended December 31,
                                                     ------------------------------
                                                       1995       1994       1993
                                                     --------   --------   --------

           Prudential-Bache Properties, Inc.
            and affiliates
              General and administrative             $ 71,153   $ 61,866   $ 60,120

           Related Tax Exempt Associates III, Inc.
            and affiliates
              General and administrative               21,853      8,521     23,382
              Loan servicing fee                      131,125    131,125    131,125
                                                     --------   --------   --------

                                                      152,978    139,646    154,507
                                                     --------   --------   --------

                                                     $224,131   $201,512   $214,627
                                                     ========   ========   ========

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 5  -  Related Parties (continued)

           An affiliate of the Related General Partner receives the loan servicing fee in the amount of .25% per annum of the principal amount outstanding of mortgage loans serviced by the affiliate.

           A division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, received a fee for the purchase, sale and safekeeping of the Partnership's temporary investments. This account is maintained in accordance with the Partnership Agreement.

           PSI owns 17,700 BUC$ at December 31, 1995.

           The Players Club property (securing a $7,200,000 bond in this Partnership) also secures an FMB for $2,500,000 held by Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of this Partnership. The original owner of the FMB is an affiliate of the Related General Partner.


NOTE 6  -  Contingencies

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

           By its April 14, 1994 order, the Judicial Panel on Multidistrict Litigation transferred the Levine case, the Kinnes case, and by order dated May 4, 1994, the Connelly case, together with a number of other actions, on each occasion, not involving the Partnership, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket No. 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

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

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 6  -  Contingencies (continued)

           The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement can not be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.


NOTE 7  -  Subsequent Event

           In February 1996, distributions of approximately $678,000 and $14,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended December 31, 1995.

Item 9.
           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

           The Registrant has no directors or executive officers. The Registrant's affairs are managed and controlled by the General Partners. Certain information concerning the directors and officers of the General Partners are set forth below.

           The Related General Partner assumed the responsibilities of the Tax Matters Partner as of October 1, 1995.

           PBP and its directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Registrant has relied solely on written representations of PBP's directors and executive officers and persons who own greater than ten percent of the Registrant's BUC$ or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc.

           The directors and executive officers of PBP with regard to managing the Registrant are as follows:

           Name                              Position
           ----                              --------

           Thomas F. Lynch, III              President, Chief Executive Officer,
                                             Chairman of the Board of Directors
                                             and Director

           Barbara J. Brooks                 Vice President-Finance and Chief
                                             Financial Officer

           Eugene D. Burak                   Vice President

           Chester A. Piskorowski            Vice President

           Frank W. Giordano                 Director

           Nathalie P. Maio                  Director


           THOMAS F. LYNCH, III, age 37, is the President, Chief Executive Officer, Chairman of the Board of Director, and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

           BARBARA J. BROOKS, age 47, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

           EUGENE D. BURAK, age 50, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

           CHESTER A. PISKOROWSKI, age 52, is a Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

           FRANK W. GIORDANO, age 53, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

           NATHALIE P. MAIO, age 45, is a Director of PBP. Ms. Maio is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work. She joined the Law Department of PSI in 1983; presently, she also serves in various capacities for other affiliated companies.

           James M. Kelso ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director effective June 30, 1995. Effective June 30, 1995, Thomas F. Lynch, III was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director. Robert J. Alexander ceased to serve as Vice President effective August 25, 1995. Eugene D. Burak was elected Vice President effective October 9, 1995.

           There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.


The Related General Partner

           Based on a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year and written representations pursuant to Item 405(b)(2)(i) of Regulation S-K, neither the Related General Partner nor its directors or officers or beneficial owners of more than 10% of the Units, failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

           The directors and executive officers of the Related General Partner with respect to the Partnership and their positions with the Related General Partner are as follows:


           Name                                    Position
           ----                                    --------

           J. Michael Fried                        President and Director

           Stuart J. Boesky                        Vice President

           Alan P. Hirmes                          Vice President

           Lawrence J. Lipton                      Treasurer

           Stephen M. Ross                         Director

           Lynn A. McMahon                         Secretary

           J. MICHAEL FRIED, 51, is President and a Director of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

           STUART J. BOESKY, 39, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State University School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

           ALAN P. HIRMES, 41, is a Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

           LAWRENCE J. LIPTON, 39, is Treasurer of the Related General Partner. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Mr. Lipton is also Controller of The Related Companies, L.P. ("Related"), an affiliate of Capital. Prior to joining Related in 1991, Mr. Lipton was employed by Deloitte & Touche LLP from 1987-1991. Mr.. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

           STEPHEN M. ROSS, 55, is a Director of the Related General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State University School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, The Related Companies, Inc. has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

           LYNN A. McMAHON, 40, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

           There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

Item 11.   Executive Compensation.

           The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partners for their services. Certain officers and directors of the General Partners receive compensation from affiliates of the General Partners, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partners believe that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding compensation to the General Partners.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           As of March 1, 1996, the directors and officers of the Related General Partner directly own 99.97% of the voting securities of the Related General Partner; however, no director or officer of either General Partner owns directly or beneficially any interest in the voting securities of PBP.

           As of March 1, 1996, no director or officer of either of the General Partners own directly or beneficially BUC$ issued by the Registrant.

           As of March 1, 1996, no BUC$holder beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.


Item 13.   Certain Relationships and Related Transactions.

           The Registrant has, and will continue to have, certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partners.

           Reference is made to Notes 1 and 5 to the financial statements in
Item 8, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.         Financial Statements                                      13

               Independent Auditors' Report                              14

               Statements of Financial Condition as of
               December 31, 1995 and 1994                                15

               Statements of Income for the years ended
               December 31, 1995, 1994 and 1993                          16

               Statements of Changes in Partners' Capital
               (Deficit) for the years ended December 31,
               1995, 1994 and 1993                                       17

               Statements of Cash Flows for the years ended
               December 31, 1995, 1994 and 1993                          18

               Notes to Financial Statements                             35


(a) 2.         Financial Statement Schedules

               Schedule II-Valuation and Qualifying Accounts and Reserves for the three years ended
               December 31, 1995

               All other schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes hereto.


(a) 3.         Exhibits

3(a) and 4(a)  Partnership Agreement, incorporated by
               reference to Exhibit A to the Prospectus of Registrant, dated June 10, 1987, filed pursuant to Rule 424(b) under the Securities
               Act of 1933, File No. 33-13184

3(b) and 4(b)  Certificate of Limited Partnership
               (incorporated by reference to Exhibit 4 to the Registration Statement of Form S-11, File
               No. 33-13184)

3(c) and 4(c)  Amendment No. 1 to the Partnership Agreement,
               dated October 1, 1995 (incorporated by
               reference to Exhibit 3(c) and 4(c) in the Registrant's Annual Report on Form 10-K dated
               December 31, 1995)

10(a) First Mortgage Bond, dated as of August 14, 1987, with respect to the Players Club project at Fort Myers in the principal amount of $7,200,000 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated August 14, 1987)

10(b) First Mortgage Bond, dated as of November 18, 1987, with respect to the Lakepoint project, in the principal amount of $15,100,000 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated November 18, 1987)

10(c) First Mortgage Bonds, dated March 25, 1988, with respect to the Sunset Village and Sunset Creek projects in the principal amounts of $11,375,000 and $8,275,000, respectively
               (incorporated by reference to Exhibits 10(a) and 10(b) in the Registrant's Current Report on Form 8-K dated March 25, 1988)

10(d) First Mortgage Bond, dated as of May 1, 1989, with respect to the Ashley Knoll project (now named Orchard Mill) in the principal amount of $10,500,000 (incorporated by reference to Exhibits 10(a), 10(b) and 10(c) in the Registrant's Current Report on Form 8-K dated May 1, 1989)

10(e)          Settlement Agreement for the Lakepoint First
               Mortgage Bond dated June 28, 1991
               (incorporated by reference to Exhibit 10(e) in the Registrant's 1991 Annual Report on
               Form 10-K)

10(f)          Settlement Agreement for the Players Club
               First Mortgage Bond dated February 1, 1992
               (incorporated by reference to exhibit 10(f) in the Registrant's 1992 Annual Report on
               Form 10-K)

10(g)          Settlement Agreement for the Sunset Village
               First Mortgage Bond dated July 10, 1992
               (incorporated by reference to Exhibit 10(g) in the Registrant's 1992 Annual Report in
               Form 10-K)

10(h)          Settlement Agreement for the Sunset Creek
               First Mortgage Bond dated July 10,1992
               (incorporated by reference to exhibit 10(h) in the Registrant's 1992 Annual Report on
               Form 10-K)

10(i)          Amended Settlement Agreement for the
               Lakepoint First Mortgage Bond dated June 1,
               1993 (incorporated by reference to Exhibit
               10(i) in the Registrant's 1993 Annual Report on Form 10-K)

10(j)          Amended Settlement Agreement for the Players
               Club First Mortgage Bond dated December 1,
               1993 (incorporated by reference to Exhibit
               10(j) in the Registrant's 1993 Annual Report on Form 10-K)

10(k)          Amended Settlement Agreement for the Players
               Club First Mortgage Bond dated December 1,
               1994 (incorporated by reference to Exhibit
               10(k) in the Registrant's 1994 Annual Report on Form 10-K)

10(l)          Amended Settlement Agreement for the
               Lakepoint First Mortgage Bond dated May 1,
               1996 (filed herewith)                                  36

27             Financial Data Schedule (filed herewith)               39


(b)            Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Tax Exempt L.P. III

By:  Prudential-Bache Properties, Inc.
     A Delaware corporation, General Partner

     By: Alan P. Hirmes                                 Date: August 13, 1996
         --------------
         Alan P. Hirmes
         Vice President

By:  Related Tax Exempt Associates III, Inc.
     A Delaware corporation, General Partner


     By: Eugene D. Burak                                Date: August 13, 1996
         ---------------
         Eugene D. Burak
         Vice President


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By:  Related Tax Exempt Associates III, Inc.
     A Delaware corporation, General Partner

     By: J. Michael Fried                               Date: August 13, 1996
         ----------------
         J. Michael Fried
         President and Director

     By: Alan P. Hirmes                                 Date: August 13, 1996
         --------------
         Alan P. Hirmes
         Vice President

     By: Lawrence J. Lipton                             Date: August 13, 1996
         ------------------
         Lawrence J. Lipton
         Treasurer

     By: Stephen M. Ross                                Date: August 13, 1996
         ---------------
         Stephen M. Ross
         Director

By:  Prudential-Bache Properties, Inc.
     A Delaware corporation, General Partner

     By: Thomas F. Lynch, III                            Date: August 13, 1996
         --------------------
         Thomas F. Lynch, III
         President, Chief Executive Officer,
         Chairman of the Board of Directors and Director

     By: Barbara J. Brooks                               Date: August 13, 1996
         -----------------
         Barbara J. Brooks
         Vice President-Finance and Chief Financial Officer

     By: Eugene D. Burak                                 Date: August 13, 1996
         ---------------
         Eugene D. Burak
         Vice President

     By: ________________                                Date: August 13, 1996
         Frank W. Giordano
         Director

     By: Nathalie P. Maio                                Date: August 13, 1996
         ----------------
         Nathalie P. Maio
         Director

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)

          Schedule II - Valuation and Qualifying Accounts and Reserves



Valuation allowance for loss on impairment of assets

                                                         Additions
                             Additions     Deductions    (Deductions)
                             ---------     ----------    ------------
                Balance at   Amounts       Amounts       Amounts
Year ended      beginning    reserved      written-off   reclassified    Balance at
December 31,      of year    during year   during year   during year     end of year
- - ------------      -------    -----------   -----------   -----------     -----------

   1995        $        0    $         0   $         0   $          0    $         0
   1994         4,500,000              0             0     (4,500,000)             0
   1993         4,500,000              0             0              0      4,500,000

Valuation allowance for uncollectible interest


                               Additions
                               ---------
                 Balance at    Amounts
Year ended       beginning     reserved        Balance at
December 31,       of year     during year     end of year
- - ------------     ---------     -----------     -----------

   1995         $  527,835     $         0     $   527,835
   1994            458,430          69,405         527,835
   1993                  0         458,430         458,430