Form 10-Q/A
period 1996-03-31
SUMMIT TAX EXEMPT L P III
filed 1996-08-14
CIK 812220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - --- ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - --- EXCHANGE ACT OF 1934

                         Commission File Number 0-16816

                           SUMMIT TAX EXEMPT L.P. III
             -------------------------------------------------------
             (Exact names of registrant as specified in its charter)

                    Delaware                                                                13-3442249
- - --------------------------------------------------------------                -----------------------------------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

     625 Madison Avenue, New York, New York                                                    10022
- - --------------------------------------------------------------                -----------------------------------
      (Address of principal executive offices)                                               (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                               March 31,       December 31,
                                                                                 1996               1995
                                                                              -----------      -------------
                                ASSETS
Participating first mortgage bonds-at fair value                              $46,686,585       $46,686,585
Temporary investments                                                             225,000           250,000
Cash and cash equivalents                                                         408,602           347,908
Interest receivable, net                                                          132,128           132,128
Deferred bond selection fees, net                                                 714,279           729,686
Other assets                                                                            0             4,209
                                                                              -----------       -----------

Total assets                                                                  $48,166,594       $48,150,516
                                                                              ===========       ===========

                     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                      $    93,841       $    77,880
   Due to affiliates                                                              192,778            43,427
                                                                              -----------       -----------

Total liabilities                                                                 286,619           121,307
                                                                              -----------       -----------

Contingencies

Partners' capital (deficit):
   BUC$holders (3,081,625 BUC$
     issued and outstanding)                                                   49,310,678        49,456,927
   General partners                                                              (167,288)         (164,303)
   Net unrealized loss on participating
     first mortgage bonds                                                      (1,263,415)       (1,263,415)
                                                                              -----------       -----------

Total partners' capital                                                        47,879,975        48,029,209
                                                                              -----------       -----------

Total liabilities and partners' capital                                       $48,166,594       $48,150,516
                                                                              ===========       ===========


See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                       March 31,
                                                                              -------------------------
                                                                                 1996             1995
                                                                              ---------        ---------
Revenues:

   Interest income:
     Participating first mortgage bonds                                       $699,417          $875,937
     Temporary investments                                                       3,314             6,036
                                                                              --------          --------

     Total revenues                                                            702,731           881,973
                                                                              --------          --------

Expenses:

   General and administrative                                                   46,690            47,442
   Loan servicing fees                                                          32,691            32,332
   Amortization of deferred bond selection fees                                 15,407            15,408
                                                                              --------          --------

     Total expenses                                                             94,788            95,182
                                                                              --------          --------

     Net income                                                               $607,943          $786,791
                                                                              ========          ========

Allocation of Net Income:

   BUC$holders                                                                $531,709          $707,683
                                                                              ========          ========
   General Partners:
     Special distribution                                                     $ 65,383          $ 64,665
     Other                                                                      10,851            14,443
                                                                              --------          --------

                                                                              $ 76,234          $ 79,108
                                                                              ========          ========

Net income per BUC                                                            $    .17          $    .23
                                                                              ========          ========

See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                                   Net Unrealized
                                                                                                Loss on Participating
                                              Total          BUC$holders     General Partners     First Mortgage Bonds
                                           -----------       -----------     ----------------   ----------------------
Partners' capital (deficit) -
   January 1, 1996                         $48,029,209       $49,456,927      $  (164,303)        $(1,263,415)

Net income                                     607,943           531,709           76,234                   0
Distributions                                 (757,177)         (677,958)         (79,219)                  0
                                           -----------       -----------      -----------         -----------

Partners' capital (deficit) -
   March 31, 1996                          $47,879,975       $49,310,678      $  (167,288)        $(1,263,415)
                                           ===========       ===========      ===========         ===========

See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                     March 31,
                                                                             ------------------------------
                                                                                1996               1995
                                                                             -----------        -----------
Cash flows from operating activities:
Interest received                                                            $ 702,731          $ 865,472
Amount received which is due to affiliate                                       39,517                  0
Fees and expenses paid                                                         (14,760)           (47,989)
                                                                             ---------          ---------

Net cash provided by operating activities                                      727,488            817,483
                                                                             ---------          ---------

Cash flows from investing activities:
Net sale (purchase) of temporary investments                                    25,000           (159,104)

Cash flows from financing activities:
Distributions paid                                                            (691,794)          (691,793)
                                                                            ----------          ---------

Net increase (decrease) in cash and cash equivalents                            60,694            (33,414)

Cash and cash equivalents at beginning of period                               347,908             75,950
                                                                            ----------          ---------

Cash and cash equivalents at end of period                                  $  408,602          $  42,536
                                                                            ==========          =========
Schedule reconciling net income to net cash flow
   provided by operating activities:
Net income                                                                  $  607,943          $ 786,791
                                                                            ----------          ---------
Adjustments to reconcile net income to net cash
   provided by operating activities:

Amortization of deferred bond selection fees                                    15,407             15,408
Changes in:
   Interest receivable                                                               0            (16,501)
   Other assets                                                                  4,209              5,323
   Accounts payable and accrued expenses                                        15,961            (16,599)
   Due to affiliates                                                            83,968             43,061
                                                                            ----------          ---------

Total adjustments                                                              119,545             30,692
                                                                            ----------          ---------

Net cash provided by operating activities                                   $  727,488          $ 817,483
                                                                            ==========          =========
Supplemental schedule of financing activities

Distributions to partners                                                   $  757,177          $ 756,458
Increase in distributions payable                                              (65,383)           (64,665)
                                                                            ----------          ---------

Distributions paid to partners                                              $  691,794          $ 691,793
                                                                            ==========          =========

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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A-1 filed with the Securities and Exchange Commission for the year ended December 31, 1995.


NOTE 2  -     Participating First Mortgage Bonds ("FMBs")

              Pursuant to a review of the Partnership's financial statements by the SEC staff in 1996 and in accordance with others in the industry, the Partnership agreed that it will account for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and has restated its financial statements for the quarter ended March 31, 1996 and the year ended December 31, 1995 to reflect this change in accounting treatment.

              The change in accounting treatment does not affect cash flow or payments received by the Partnership from the properties, level of distribution to BUC$Holders, the tax-exempt nature of the Partnership's net income or the obligation under the FMBs.

              The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. This accounting resulted in cumulative net unrealized losses of approximately $1,263,000 at March 31, 1996 and December 31, 1995. Again, unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

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

              The cost basis of the FMBs was $47,950,000 at March 31, 1996 and December 31, 1995. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $488,045 and $1,751,460, respectively, at March 31, 1996 and December 31, 1995.

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

              Descriptions of the FMBs owned by the Partnership at March 31, 1996 are as follows:

                                      Annualized
                                      Interest Rate
                                      Paid for the   Minimum
                                      three months    Annual                                                      Carrying
                                         ended       Pay Rate   Stated                                            Amount
                                       March 31,     at March   Interest              Maturity                    at March
Property           Location               1996*      31, 1996*  Rate*    Call Date       Date    Face Amount    31, 1996 (C)
- - --------           --------           -----------    ---------  ------   ---------    ---------  -----------    ------------
Players's Club (A) Fort Myers, FL         7.00%      7.00%       8.00%   Aug. 1999    Aug. 2007  $ 7,200,000    $ 7,383,769
Lakepointe         Stone Mountain, GA     6.00       6.00        8.50    Jan. 2000    Oct. 2007   15,100,000     14,886,559
Sunset Village     Lancaster, CA          4.28            (B)    8.50    Mar. 2000    Mar. 2008   11,375,000      9,178,214
Sunset Creek       Lancaster, CA          3.35            (B)    8.50    Mar. 2000    Mar. 2008    8,275,000      5,933,767
Orchard Mill       Atlanta, GA            6.29            (B)    9.00    Apr. 2001    May  2009   10,500,000      9,304,276
                                                                                                 -----------    -----------

                                                                                                 $52,450,000    $46,686,585
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

(C) The FMBs are carried at their estimated fair market values at March 31, 1996.

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

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 ---------------------------
                                                                                    1996             1995
                                                                                 ---------         ---------
              PBP and affiliates:
                General and administrative                                       $15,112            $15,493
                                                                                 -------            -------

              Related General Partner and affiliates:
                Loan servicing fees                                               32,691             32,332
                General and administrative                                        15,000              2,993
                                                                                 -------            -------

                                                                                  47,691             35,325
                                                                                 -------            -------

                                                                                 $62,803            $50,818
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

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 4  -     Contingencies (continued)

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

              The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement can not be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend against this action.

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

Results of Operations

              Pursuant to a review of the Partnership's financial statements by the SEC staff in 1996 and in accordance with others in the industry, the Partnership agreed that it will account for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and has restated its financial statements for the quarter ended March 1996 and the year ended December 31, 1995 to reflect this change in accounting treatment.

              The change in accounting treatment does not affect cash flow or payments received by the Partnership from the properties, level of distribution to BUC$Holders, the tax-exempt nature of the Partnership's net income or the obligation under the FMBs.

              The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. This accounting resulted in cumulative net unrealized losses of approximately $1,263,000 at March 31, 1996 and December 31, 1995. Again, unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

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

Property Information

              The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of April 12, 1996:

                                                                                        Annualized
                                                                                        Interest
                                                                                        Rate Paid       Minimum
                                                                                        for the three     Annual
                                                                           Stated       months ended   Pay Rate at
                                                                           Interest       March 31,      March 31,
Property                              Face Amount         Occupancy        Rate*           1996*           1996*
- - --------                              -----------         ---------        --------     -------------  -----------
Player's Club, Fort Myers, FL (A)      $ 7,200,000          89.4%          8.00%          7.00%         7.00%
Lakepointe, Stone Mountain, GA          15,100,000          99.2           8.50           6.00          6.00
Sunset Village, Lancaster, CA           11,375,000          84.2           8.50           4.28                (B)
Sunset Creek, Lancaster, CA              8,275,000          87.9           8.50           3.35                (B)
Orchard Mill, Atlanta, CA               10,500,000          98.7           9.00           6.29                (B)
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

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

              4(a) Partnership Agreement, incorporated by reference to
                   Exhibit A to the Prospectus of Registrant, dated
                   February 25, 1987, filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-13184.

              4(b) Certificate of Limited Partnership is incorporated by reference to Exhibit 4 to the Registration Statement on Form S-11, File No. 33-13184.

                   27       Financial Data Schedule (filed herewith).

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

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


                           SUMMIT TAX EXEMPT L.P. III


                      By: Related Tax Exempt Associates III, Inc. A Delaware corporation, General Partner

Date: August 13, 1996        By:   /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Vice President



Date: August 13, 1996        By:   /s/ Lawrence J. Lipton
                                   ----------------------
                                   Lawrence J. Lipton
                                   Treasurer
                                   (Principal Financial and Accounting Officer)


                      By:    Prudential-Bache Properties, Inc.
                             A Delaware corporation, General Partner


Date: August 13, 1996        By:   /s/ Eugene D. Burak
                                   -------------------
                                   Eugene D. Burak
                                   Vice President