Form 10-Q
period 1996-06-30
SUMMIT TAX EXEMPT L P III
filed 1996-08-14
CIK 812220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-16816


                           SUMMIT TAX EXEMPT L.P. III
             (Exact names of registrant as specified in its charter)



             Delaware                                   13-3442249
- - -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



625 Madison Avenue, New York, New York                             10022
- - ----------------------------------------                         ----------
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
                                   (Unaudited)


                                     ASSETS

                                                      June 30,     December 31,
                                                        1996           1995
                                                     -----------   -----------
Participating first mortgage bonds-at fair value      $46,686,585   $46,686,585
Temporary investments                                     350,000       250,000
Cash and cash equivalents                                 194,703       347,908
Interest receivable, net                                  133,212       132,128
Deferred bond selection fees, net                         698,871       729,686
Other assets                                                    0         4,209
                                                      -----------   -----------

Total assets                                          $48,063,371   $48,150,516
                                                      ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses              $   100,343   $    77,880
   Due to affiliates                                      168,768        43,427
                                                      -----------   -----------

Total liabilities                                         269,111       121,307
                                                      -----------   -----------

Contingencies

Partners' capital (deficit):
   BUC$holders (3,081,625 BUC$
     issued and outstanding)                           49,226,676    49,456,927
   General Partners                                      (169,001)     (164,303)
   Net unrealized loss on
     participating first mortgage bonds                (1,263,415)   (1,263,415)
                                                      -----------   -----------

Total partners' capital                                47,794,260    48,029,209
                                                      -----------   -----------

Total liabilities and partners' capital               $48,063,371   $48,150,516
                                                      ===========   ===========


See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                          -----------------------   -----------------------
                                             1996         1995         1996         1995
                                          ----------   ----------   ----------   ----------
Revenues:

   Interest income:
     Participating first mortgage bonds   $  773,291   $  710,451   $1,472,708   $1,586,388
     Temporary investments                     3,475        6,328        6,789       12,364
                                          ----------   ----------   ----------   ----------

     Total revenues                          776,766      716,779    1,479,497    1,598,752
                                          ----------   ----------   ----------   ----------

Expenses:

   General and administrative                 57,206       41,559      103,896       89,001
   Loan servicing fees                        32,692       32,692       65,383       65,024
   Amortization of deferred bond
      selection fees                          15,408       15,408       30,815       30,816
                                          ----------   ----------   ----------   ----------

     Total expenses                          105,306       89,659      200,094      184,841
                                          ----------   ----------   ----------   ----------

     Net Income                           $  671,460   $  627,120   $1,279,403   $1,413,911
                                          ==========   ==========   ==========   ==========

Allocation of Net Income:

   BUC$holders                            $  593,955   $  549,447   $1,125,664   $1,257,130
                                          ==========   ==========   ==========   ==========
   General Partners:
     Special distribution                 $   65,383   $   66,460   $  130,766   $  131,125
     Other                                    12,122       11,213       22,973       25,656
                                          ----------   ----------   ----------   ----------

                                          $   77,505   $   77,673   $  153,739   $  156,781
                                          ==========   ==========   ==========   ==========

Net Income per BUC                        $      .19   $      .18   $      .36   $      .41
                                          ==========   ==========   ==========   ==========


See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                                                                        Net Unrealized
                                                                                    Loss on Participating
                                    Total       BUC$holders     General Partners     First Mortgage Bonds
                                ------------    ------------    ----------------    ---------------------
Partners' capital (deficit) -
   January 1, 1996              $ 48,029,209    $ 49,456,927      $   (164,303)          $ (1,263,415)

Net income                         1,279,403       1,125,664           153,739                      0

Distributions                     (1,514,352)     (1,355,915)         (158,437)                     0
                                ------------    ------------      ------------           ------------

Partners' capital (deficit) -
   June 30, 1996                $ 47,794,260    $ 49,226,676      $   (169,001)          $ (1,263,415)
                                ============    ============      ============           ============



See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                        1996            1995
                                                     -----------    -----------
Cash flows from operating
activities:
Interest received, net                               $ 1,478,413    $ 1,617,308
Fees and expenses paid                                   (82,649)      (135,489)
                                                     -----------    -----------

Net cash provided by operating activities              1,395,764      1,481,819
                                                     -----------    -----------

Cash flows from investing activities:
Net purchase of temporary investments                   (100,000)       (34,344)

Cash flows from financing activities:
Distributions paid                                    (1,448,969)    (1,448,251)
                                                     -----------    -----------

Net decrease in cash and cash equivalents               (153,205)          (776)

Cash and cash equivalents at beginning of period         347,908         75,950
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   194,703    $    75,174
                                                     ===========    ===========

Schedule reconciling net income to net cash flow
   provided by operating activities:
Net income                                           $ 1,279,403    $ 1,413,911
                                                     -----------    -----------
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of deferred bond selection fees              30,815         30,816
Changes in:
   Interest receivable, net                               (1,084)        18,556
   Other assets                                            4,209         (7,304)
   Accounts payable and accrued expenses                  22,463        (16,253)
   Due to affiliates                                      59,958         42,093
                                                     -----------    -----------

Total adjustments                                        116,361         67,908
                                                     -----------    -----------

Net cash provided by operating activities            $ 1,395,764    $ 1,481,819
                                                     ===========    ===========
Supplemental schedule of financing activities

Distributions to partners                            $ 1,514,352    $ 1,514,712
Increase in distributions payable                        (65,383)       (66,461)
                                                     -----------    -----------

Distributions paid to partners                       $ 1,448,969    $ 1,448,251
                                                     ===========    ===========

See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 1  -     General

              These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. III (the "Partnership") as of June 30, 1996 and the results of its operations for the six and three months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

              The Partnership accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

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

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 2  -     Participating First Mortgage Bonds ("FMBs") (continued)


              With respect to all FMBs, the difference between the stated interest rates and the actual rates paid (whether deferred and payable out of future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. Unrecorded contractual interest income was approximately $354,000 and $651,000 for the six months ended June 30, 1996 and 1995, respectively.

              The cost basis of the FMBs was $47,950,000 at June 30, 1996 and December 31, 1995. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $488,045 and $1,751,460, respectively, at both June 30, 1996 and December 31, 1995.

                           SUMMIT TAX EXEMPT L.P., III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)



NOTE 2 -  Participating First Mortgage Bonds (continued)

Descriptions of the various FMBs owned by the Partnership at June 30, 1996 are as follows:


                                       Annualized
                                       Interest Rate
                                       Paid for the    Minimum
                                       six months       Annual                                                           Carrying
                                          ended       Pay Rate     Stated                                                 Amount
                                         June 30,      at June     Interest                  Maturity                   at June 30,
Property            Location              1996*       30, 1996*     Rate*      Call Date       Date      Face Amount     1996 (C)
- - --------            --------           -----------    ---------     ------     ---------    ---------    -----------     ---------

Players's Club (A)  Fort Myers, FL        7.00%        7.00%         8.00%     Aug. 1999    Aug. 2007    $ 7,200,000    $ 7,383,769
Lakepointe          Stone Mountain, GA    6.00         6.00          8.50      Jan. 2000    Oct. 2007     15,100,000     14,886,559
Sunset Village      Lancaster, CA         4.68         (B)           8.50      Mar. 2000    Mar. 2008     11,375,000      9,178,214
Sunset Creek        Lancaster, CA         4.23         (B)           8.50      Mar. 2000    Mar. 2008      8,275,000      5,933,767
Orchard Mill        Atlanta, GA           6.30         (B)           9.00      Apr. 2001    Mar. 2008     10,500,000      9,304,276
                                                                                                         -----------    -----------

                                                                                                         $52,450,000    $46,686,585
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

(B) Pay rate is based on the net cash flow generated by operations of the underlying property.

(C)  FMBs are carried at their estimated fair values at June 30, 1996.

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


                                      Three Months Ended     Six Months Ended
                                            June 30,             June 30,
                                      -------------------   -------------------
                                        1996       1995       1996       1995
                                      --------   --------   --------   --------
       PBP and affiliates:
         General and administrative   $  3,172   $ 15,814   $ 18,284   $ 31,307
                                      --------   --------   --------   --------

       Related General Partner
          and affiliates:
         Loan servicing fees            32,692     32,692     65,383     65,024
         General and administrative     12,323      3,666     27,323      6,660
                                      --------   --------   --------   --------

                                        45,015     36,358     92,706     71,684
                                      --------   --------   --------   --------

                                      $ 48,187   $ 52,172   $110,990   $102,991
                                      ========   ========   ========   ========


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

              PSI owns 17,700 BUC$ at June 30, 1996.

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

              By order dated April 14, 1994 order, the Judicial Panel on Multidistrict Litigation transferred the Kinnes case, by order dated May 4, 1994, the Connelly case, and by order dated July 13, 1994, the Levine Case, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket No. 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

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

              The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend against this action.


NOTE 5  -     Subsequent Event

              In August 1996, a distribution of approximately $678,000 and $14,000 was paid to the BUC$holders and General Partners, respectively, for the quarter ended June 30, 1996.

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

              At the beginning of the year, the Partnership had cash and temporary investments of $598,000. After the payment of distributions and receipt of the net cash flow from operations, the Partnership had approximately $545,000 in cash and temporary investments at June 30, 1996. The second quarter distribution of $678,000 ($.22 per BUC) was paid to BUC$holders in August 1996 from cash flow from operations. Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions. The restructuring of the FMBs in 1995 may result in the General Partners' reducing the distributions to BUC$holders in future periods.

              Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership's investments in FMBs are secured by a Partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations
- - ---------------------

              The Partnership accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

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

              Net income increased by approximately $44,000 for the three months and decreased approximately $135,000 for the six months ended June 30, 1996 as compared to the corresponding periods in 1995 for the reasons discussed below.

              Interest income from FMBs increased approximately $63,000 and decreased approximately $114,000 for the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. The increase for the three months was primarily due to an increase in base interest received from Orchard Mill. The decrease during the six months was primarily due to reduced debt service payments received for the Sunset Village and Sunset Creek FMBs, and were restructured in the third quarter of 1995 which offset the increase from Orchard Mill.

              Interest income from temporary investments decreased by approximately $3,000 and $6,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to higher interest rates and invested balances in 1995.

              General and administrative expenses increased by approximately $16,000 and $15,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to an increase in nonrecurring legal expenses.

Property Information
- - --------------------

              The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of June 30, 1996:


                                                                                     Annualized
                                                                                     Interest
                                                                                     Rate Paid       Minimum
                                                                                     for the six     Annual
                                                                        Stated       months ended    Pay Rate at
                                                                        Interest     June 30,        June 30,
Property                                 Face Amount      Occupancy     Rate*        1996*           1996*
- - --------                                 -----------      ---------     --------     ------------    -----------
Player's Club, Fort Myers, FL (A)         $ 7,200,000       80.9%        8.00%         7.00%          7.00%
Lakepointe, Stone Mountain, GA             15,100,000       94.5         8.50          6.00           6.00
Sunset Village, Lancaster, CA              11,375,000       80.8         8.50          4.68           (B)
Sunset Creek, Lancaster, CA                 8,275,000       90.0         8.50          4.23           (B)
Orchard Mill, Atlanta, CA                  10,500,000       95.8         9.00          6.30           (B)
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

General
- - -------

              The determination as to whether it is the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

              From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. The owner of the Sunset Village and Sunset Creek properties supplemented the cash flow generated by the respective properties to meet their interest payments during the first four months of 1995. No property owner made supplementary payments during the six months ended June 30, 1996.

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

                                   SIGNATURES
                                   ----------


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