Form 10-Q
period 1996-09-30
SUMMIT TAX EXEMPT L P III
filed 1996-11-14
CIK 812220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30, 1996


                                                       OR


{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission File Number 0-16816


                           SUMMIT TAX EXEMPT L.P. III
             -------------------------------------------------------
             (Exact names of registrant as specified in its charter)



           Delaware                                    13-3442249
------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



625 Madison Avenue, New York, New York                                  10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes [X]    No [_]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           SUMMIT TAX EXEMPT L.P. III
                            (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                     ASSETS

                                                    September 30,   December 31,
                                                        1996            1995
                                                     -----------    -----------

Participating first mortgage bonds-at fair value     $46,686,585    $46,686,585
Temporary investments                                    450,000        250,000
Cash and cash equivalents                                 59,956        347,908
Interest receivable, net                                 136,212        132,128
Deferred bond selection fees, net                        683,463        729,686
Other assets                                              12,623          4,209
                                                     -----------    -----------

Total assets                                         $48,028,839    $48,150,516
                                                     ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses             $   141,942    $    77,880
   Due to affiliates                                     189,964         43,427
                                                     -----------    -----------

Total liabilities                                        331,906        121,307
                                                     -----------    -----------

Contingencies

Partners' capital (deficit):
   BUC$holders (3,081,625 BUC$
     issued and outstanding)                          49,131,297     49,456,927
   General Partners                                     (170,949)      (164,303)
   Net unrealized loss on
     participating first mortgage bonds               (1,263,415)    (1,263,415)
                                                     -----------    -----------

Total partners' capital                               47,696,933     48,029,209
                                                     -----------    -----------

Total liabilities and partners' capital              $48,028,839    $48,150,516
                                                     ===========    ===========


See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                            Three Months Ended          Nine Months Ended
                                               September 30,              September 30,
                                          -----------------------   -----------------------
                                             1996        1995          1996         1995
                                          ----------   ----------   ----------   ----------
Revenues:

   Interest income:
     Participating first mortgage bonds   $  783,816   $  818,092   $2,256,524   $2,404,480
     Temporary investments                     1,935        4,522        8,724       16,886
                                          ----------   ----------   ----------   ----------

     Total revenues                          785,751      822,614    2,265,248    2,421,366
                                          ----------   ----------   ----------   ----------

Expenses:

   General and administrative                 76,724       44,953      180,620      133,954
   Loan servicing fees                        33,051       33,051       98,434       98,075
   Amortization of deferred bond
      selection fees                          15,408       15,408       46,223       46,224
                                          ----------   ----------   ----------   ----------

     Total expenses                          125,183       93,412      325,277      278,253
                                          ----------   ----------   ----------   ----------

     Net Income                           $  660,568   $  729,202   $1,939,971   $2,143,113
                                          ==========   ==========   ==========   ==========

Allocation of Net Income:

   BUC$holders                            $  582,578   $  650,367   $1,708,242   $1,907,497
                                          ==========   ==========   ==========   ==========
   General Partners:
     Special distribution                 $   66,101   $   65,562   $  196,867   $  196,687
     Other                                    11,889       13,273       34,862       38,929
                                          ----------   ----------   ----------   ----------

                                          $   77,990   $   78,835   $  231,729   $  235,616
                                          ==========   ==========   ==========   ==========

Net Income per BUC                        $      .19   $      .21   $      .55   $      .62
                                          ==========   ==========   ==========   ==========


See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                                   Net Unrealized
                                                                                                Loss on Participating
                                        Total              BUC$holders       General Partners   First Mortgage Bonds
                                     ------------         ------------         ------------         ------------
Partners' capital (deficit) -
   January 1, 1996                   $ 48,029,209         $ 49,456,927         $   (164,303)        $ (1,263,415)

Net income                              1,939,971            1,708,242              231,729

Distributions                          (2,272,247)          (2,033,872)            (238,375)
                                     ------------         ------------         ------------         ------------

Partners' capital (deficit) -
   September 30, 1996                $ 47,696,933         $ 49,131,297         $   (170,949)        $ (1,263,415)
                                     ============         ============         ============         ============


See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Nine Months Ended
                                                                     September 30,
                                                               1996                1995
                                                            -----------         -----------
Cash flows from operating activities:
Interest received, net                                      $ 2,261,164         $ 2,519,986
Fees and expenses paid                                         (142,970)           (192,203)
                                                            -----------         -----------

Net cash provided by operating activities                     2,118,194           2,327,783
                                                            -----------         -----------

Cash flows from investing activities:
Net purchase of temporary investments                          (200,000)            (34,291)

Cash flows from financing activities:
Distributions paid                                           (2,206,146)         (2,206,505)
                                                            -----------         -----------

Net (decrease) increase in cash and cash equivalents           (287,952)             86,987

Cash and cash equivalents at beginning of period                347,908              75,950
                                                            -----------         -----------

Cash and cash equivalents at end of period                  $    59,956         $   162,937
                                                            ===========         ===========
Schedule reconciling net income to net cash flow
   provided by operating activities:
Net income                                                  $ 1,939,971         $ 2,143,113
                                                            -----------         -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:

Amortization of deferred bond selection fees                     46,223              46,224
Changes in:
   Interest receivable, net                                      (4,084)             98,620
   Other assets                                                  (8,414)             (3,095)
   Accounts payable and accrued expenses                         64,062             (23,890)
   Due to affiliates                                             80,436              66,811
                                                            -----------         -----------

Total adjustments                                               178,223             184,670
                                                            -----------         -----------

Net cash provided by operating activities                   $ 2,118,194         $ 2,327,783
                                                            ===========         ===========
Supplemental schedule of financing activities

Distributions to partners                                   $ 2,272,247         $ 2,272,067
Increase in distributions payable                               (66,101)            (65,562)
                                                            -----------         -----------

Distributions paid to partners                              $ 2,206,146         $ 2,206,505
                                                            ===========         ===========


See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 1 - General

         These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. III (the "Partnership") as of September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 2 - Participating First Mortgage Bonds ("FMBs") (continued)

         Pursuant to the terms of a forbearance agreement with Orchard Mill effective as of May 1, 1995, the minimum monthly interest pay rate was established at a 5% annual rate with all remaining cash flow generated by the property payable to the Partnership and applied to accrued and unpaid base interest and contingent interest as set forth in the forbearance agreement and loan agreements. For the nine months ended September 30, 1996, Orchard Mill has paid interest monthly at an annual rate equal to 6.30%, consistent with the terms of the forbearance agreement.

         With respect to all FMBs, the difference between the stated interest rates and the actual rates paid (whether deferred and payable out of future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. Unrecorded contractual interest income was approximately $518,000 and $922,000 for the nine months ended September 30, 1996 and 1995, respectively.

         The cost basis of the FMBs was $47,950,000 at September 30, 1996 and December 31, 1995. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $488,045 and $1,751,460, respectively, at both September 30, 1996 and December 31, 1995.

                           SUMMIT TAX EXEMPT L.P., III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE 2 - Participating First Mortgage Bonds (continued)

Descriptions of the various FMBs owned by the Partnership at September 30, 1996 are as follows:

                                         Annualized
                                         Interest Rate
                                         Paid for the     Minimum
                                         nine months        Annual                                                       Carrying
                                              ended       Pay Rate at  Stated                                           Amount at
                                         September 30,    September    Interest              Maturity                  September 30,
Property             Location                1996*        30, 1996*    Rate*     Call Date     Date      Face Amount      1996 (C)
--------             --------            -------------    ---------    -----     ---------   --------    -----------   -------------
Players's Club (A)   Fort Myers, FL         7.19%           7.00%      8.00%      Aug. 1999   Aug. 2007   $ 7,200,000  $ 7,383,769
Lakepointe           Stone Mountain, GA     6.00            6.00       8.50       Jan. 2000   Oct. 2007    15,100,000   14,886,559
Sunset Village       Lancaster, CA          4.53            (B)        8.50       Mar. 2000   Mar. 2008    11,375,000    9,178,214
Sunset Creek         Lancaster, CA          4.43            (B)        8.50       Mar. 2000   Mar. 2008     8,275,000    5,933,767
Orchard Mill         Atlanta, GA            6.30(D)         5.00%      9.00       Apr. 2001   Mar. 2008    10,500,000    9,304,276
                                                                                                          -----------  -----------
                                                                                                          $52,450,000  $46,686,585
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

(C) FMBs are carried at their estimated fair values at September 30, 1996.

(D) Included receipt of deferred base interest related to prior periods.

                           SUMMIT TAX EXEMPT L.P., III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


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

                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                             ----------------------      ----------------------
                                               1996          1995          1996          1995
                                             --------      --------      --------      --------
         PBP and affiliates:
           General and administrative        $ 10,634      $ 31,912      $ 28,918      $ 63,219
                                             --------      --------      --------      --------

         Related General Partner
            and affiliates:
           Loan servicing fees                 33,051        33,051        98,434        98,075
           General and administrative           9,482         4,501        36,805        11,161
                                             --------      --------      --------      --------

                                               42,533        37,552       135,239       109,236
                                             --------      --------      --------      --------

                                             $ 53,167      $ 69,464      $164,517      $172,455
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

         PSI owns 17,700 BUC$ at September 30, 1996.

         The Player's Club property (securing a $7,200,000 FMB in this Partnership) also secures an FMB for $2,500,000 held by Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of this Partnership. The original owner of the FMB is an affiliate of the Related General Partner.

                           SUMMIT TAX EXEMPT L.P., III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 4 - Contingencies

         On or about October 18, 1993, a putative class action, captioned Kinnes et al v. Prudential Securities Group, Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al v. Prudential-Bache Securities Inc. et al. (93 Civ.
713) , was filed in the United States District Court for the District of Arizona , purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner was dismissed from the Levine litigation.

         By order dated April 14, 1994, the Judicial Panel on Multidistrict Litigation transferred the Kinnes case, by order dated May 4, 1994, the Connelly case, and by order dated July 13, 1994, the Levine Case, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket No. 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

         On August 9, 1995, PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The Levine and Connelly cases were dismissed with prejudice as to the Prudential defendants by court order dated October 25, 1996. The Levine and Connelly cases were dismissed with prejudice as to the Prudential defendants by court order dated October 25, 1996. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

         The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend against this action.

NOTE 5 - Subsequent Event

         In November 1996, a distribution of approximately $678,000 and $14,000 was paid to the BUC$holders and General Partners, respectively, for the quarter ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

         Summit Tax Exempt L.P. III (the "Partnership") has invested in five tax-exempt participating first mortgage bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on the properties.

         At the beginning of the year, the Partnership had cash and temporary investments of $598,000. After receipt of the net cash flow from operations and the payment of distributions, the Partnership had approximately $510,000 in cash and temporary investments at September 30, 1996. The third quarter distribution of $678,000 ($.22 per BUC) was paid to BUC$holders in November 1996 from cash flow from operations. Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions. The restructuring of the FMBs in 1995 may result in the General Partners reducing the distributions to BUC$holders in future periods.

         Pursuant to the terms of a forbearance agreement with Orchard Mill effective as of May 1, 1995, the minimum monthly interest pay rate was established at a 5% annual rate with all remaining cash flow generated by the property payable to the Partnership and applied to accrued and unpaid base interest and contingent interest as set forth in the forbearance agreement and loan agreements. For the nine months ended September 30, 1996, Orchard Mill has paid interest monthly at an annual rate equal to 6.30%, consistent with the terms of the forbearance agreement.

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

Results of Operations
---------------------

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

         Net income decreased approximately $69,000 and $203,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 for the reasons discussed below.

         Interest income from FMBs decreased approximately $34,000 and $148,000 for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. This decrease was primarily due to reduced debt service payments received for the Sunset Village and Sunset Creek FMBs, which were restructured in the third quarter of 1995 partially offest by an increase in base and deferred base interest received from Orchard Mill.

         Interest income from temporary investments decreased by approximately $3,000 and $8,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to higher interest rates and invested balances in 1995.

         General and administrative expenses increased by approximately $32,000 and $47,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to an increase in legal costs relating to the Kinnes litigation described in Note 4 of the financial statements.

Property Information
--------------------

         The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of September 30, 1996:

                                                                                   Annualized
                                                                                   Interest
                                                                                   Rate Paid        Minimum
                                                                                   for the nine       Annual
                                                                        Stated     months ended     Pay Rate at
                                                                        Interest   September 30,    September30,
Property                                 Face Amount      Occupancy     Rate*      1996*            1996*
--------                                 -----------      ---------     -------    ------------     ------------
Player's Club, Fort Myers, FL (A)        $ 7,200,000      78.4%         8.00%      7.19%            7.00%
Lakepointe, Stone Mountain, GA            15,100,000      97.5          8.50       6.00             6.00
Sunset Village, Lancaster, CA             11,375,000      92.6          8.50       4.53               (B)
Sunset Creek, Lancaster, CA                8,275,000      93.0          8.50       4.43               (B)
Orchard Mill, Atlanta, CA                 10,500,000      98.7          9.00       6.30(C)          5.00%
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

(C) Includes receipt of deferred base interest related to prior periods.

General
-------

         The determination as to whether it is the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

         From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. The owner of the Sunset Village and Sunset Creek properties supplemented the cash flow generated by the respective properties to meet their interest payments during the first four months of 1995. The owner of the Player's Club FMB supplemented the cash flow generated by the property to meet the August and September 1995 interest payments. No property owner made supplementary payments during the nine months ended September 30, 1996.

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

             4(b) Certificate of Limited Partnership is incorporated by reference to Exhibit 4 to the Registration Statement on Form S-11, File No. 33-13184.

             10(m) Settlement Agreement for the Orchard Mill First Mortgage Bond
                   dated May 1, 1995 (filed herewith).

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


                           SUMMIT TAX EXEMPT L.P. III



                                   By: Related Tax Exempt Associates III, Inc. A Delaware corporation, General Partner



Date:  November 13, 1996                 By:   /s/ Alan P. Hirmes
                                               ------------------
                                               Alan P. Hirmes
                                               Vice President
                                               (Principal Financial Officer)




Date:  November 13, 1996                 By:   /s/ Richard A. Palermo
                                               ----------------------
                                               Richard A. Palermo
                                               Treasurer
                                               (Principal Accounting Officer)


                                   By:   Prudential-Bache Properties, Inc.
                                         A Delaware corporation, General Partner



Date:  November 13, 1996                 By:   /s/ Eugene D. Burak
                                               -------------------
                                               Eugene D. Burak
                                               Vice President

                                                                          SUMMIT
                                                                             TAX
                                                                          EXEMPT
                                                                         L.P.III

As of May 1, 1995

Ashley Knoll Associates, L.P.
Attn: Mr. Elliott Lewis
Group Three North - Suite 400
3190 North East Expressway Access Road
Atlanta, Georgia 30341

Dear Mr. Lewis:

Ashley Knoll Associates, L.P., a Georgia limited partnership organized and existing in the State of Georgia (the "Developer"), is the Developer and Owner of a 238-unit multifamily residential rental housing development known as Orchard Mill Apartments, located in Cobb County, Georgia (the "Project"). The cost of acquiring, constructing, improving and equipping the Project was financed by the Housing Authority of Cobb County, Georgia (the "Issuer"), by the issuance of its Multifamily Housing Revenue Bonds (Ashley Knoll Project) Series 1989, in the principal amount of $10,500,000 (the "Bonds").

The terms of the Bonds, the security therefore, the rights and remedies of the holders thereof, and various other matters in connection therewith were prescribed pursuant to a Trust Indenture between the Issuer and Citizens and Southern Trust Company (Georgia), National Association (the "Trustee"), dated as of April 1, 1989 (the "Trustee Indenture").

Proceeds of the Bonds were loaned to Walsh/Mulkey Limited Partnership (the "Original Developer") pursuant to a Loan Agreement between the Issuer and the Original Developer dated as of April 1, 1989 (the "Loan Agreement"), evidenced by the Original Developer's promissory note dated as of May 1, 1989 (the "Note") in the amount of $10,500,000. The obligations of the Developer under the Loan Agreement and the Note are secured by a Building Loan Deed to Secure Debt and Security Agreement, dated as of May 1, 1989 (the "Building Loan Mortgage") and various other loan documents defined in the Loan Agreement (collectively, the "Loan Documents"). Pursuant to an Assignment, Assumption and Amendment Agreement dated as of May 1, 1990, the Developer assumed the Original Developer's obligations under the Loan Documents and the Loan Documents were amended in large part to evidence the assumption.

[Company address] 625 MADISON AVENUE NEW YORK, NEW YORK 10022 (212) 421-5333 SPONSORED BY AFFILIATES OF RELATED COMPANIES, INC.
AND PRUDENTIAL-BACHE SECURITIES, INC.

[GRAPHIC OMITTED]

Page Two

All of the Bonds issued pursuant to the Trust Indenture were purchased and are owned as of this date by Summit Tax Exempt L.P. III ("Summit"), a limited partnership organized and existing under the laws of the State of Delaware.

Related Corporate Partners II, L.P. ("RCP2") has offered to purchase a limited partnership interest in the Developer pursuant to the terms and conditions set forth in a proposed letter agreement dated as of April 10, 1995 and revised May 19, 1995. The Developer, as a condition to the closing of the proposed transaction, will be required to assure RCP2 that the holder of the Note will forbear from exercising various remedies resulting from defaults caused by a failure to pay certain amounts of Base Interest on the Note ("Base Interest") when due.

As of the date hereof, the Developer has failed to pay certain amounts of Base Interest when due, which constitutes an Event of Default pursuant to various provisions of the Trust Indenture, Bonds and Loan Documents. Pursuant to Section 7.02(a) of the Trust Indenture, Summit, as the single owner of the Bonds, is the designated "Acting Party" with the sole authority to take actions in respect of any Event of Default. The Developer has requested that Summit, in its capacity as Acting Party, agree to forbear from enforcing its remedies under the various remedies provisions of the Trust Indenture, Bonds and Loan Documents (the "Remedies Provisions") in connection with such defaults resulting from the non-payment of Base Interest when due, and also has requested that Summit agree to forbear from enforcing its remedies under the Remedies Provisions upon the future occurrence of defaults for the non-payment of Base Interest when due, conditioned on the payment of certain portions of such interest when due.

Summit, acknowledging that the economic viability of the Project will be enhanced by the capital contributions to be made by RCP2 as consideration for the proposed purchase, has agreed to the Developer's request, subject to the various provisions, terms and conditions set forth hereinafter.

Accordingly, Summit and the Developer hereby agree as follows:

1. Forbearance from the Enforcement of Remedies Pursuant to the Remedies Provisions.

      Summit agrees, until May 15, 2000, to forbear from enforcing its remedies under the Remedies Provisions in connection with any existing Events of Default resulting from the non-payment of Base Interest due and payable on or before May 1, 1995; provided, however, that the Developer shall comply with the various provisions, terms and conditions of this Agreement as required by Paragraph 7 hereof. Summit acknowledges that no Contingent Interest or

Page Three

      Deferred Interest is or will be paid prior to full repayment of all deferred Base Interest Pursuant to Section 2(e) below.

2. Forbearance from the Enforcement of Remedies Pursuant to the Remedies Provisions Upon the Future Occurrence of Defaults for the Non-Payment of Base Interest When Due:

      It is anticipated that the Cash Flow of the Project will or may be inadequate to pay all operating expenses of the Project, including the payment of full Base Interest, for some time. Summit agrees to forbear from enforcing its remedies under the Remedies Provisions upon the occurrence of any default for the nonpayment of Base Interest when due, provided that:

      a. all operating expenses of the Project (as defined in the Trust Indenture, other than the payment of Base Interest), are paid when due;

      b. all deposits to the Replacement Reserve Fund required by Section 6.05 of the Trust Indenture are paid when due, in the amount of $100 per unit per annum until March 1997 and $200 per unit per annum thereafter;

      c. all deposits to the Tax and Insurance Escrow required in accordance with Paragraph 3 hereinafter are paid when due;

      d. monthly installments of Base Interest are paid when due, in amounts which are equal to a minimum pay rate of five percent (5.0%) per annum (the "Minimum Pay Rate"); and

      e. any remaining Cash Flow of the Project, after payment of the various items set forth in subparagraphs (a) through (d) above, shall be paid to Summit and applied to Base Interest which remains unpaid from time to time, together with interest thereon as provided In Section 7.10 of the Trust Indenture.

         The Developer acknowledges and understands that the Minimum Pay Rate established herein constitutes a minimum payment schedule only, and that the rate for the payment of Base Interest is and shall remain at nine percent (9%) per annum pursuant to the Bonds and Trust Indenture. Summit's agreement to forbear from enforcing its remedies under the Remedies Provisions does not constitute a forgiveness of amounts past due and unpaid, and all Base Interest which remains unpaid from time to time, together with interest thereon, shall be paid from first available Net Cash Flow or from Sale or Refinancing Proceeds as provided in the Trust Indenture and Loan Documents.

Page Four

3.    Continuation of Tax Escrows.

      The developer agrees to pay to Summit, with each monthly installment of interest, additional amounts calculated by Summit from time to time to be adequate to pay certain real estate taxes and assessments when due. Such amounts shall be calculated (including interest accrued thereon), held and paid out by Summit from time to time in accordance with the provisions of the Building Loan Mortgage.

4.    Term

      The Term of this Agreement shall commence as of May 1, 1995, and shall terminate on the earlier of May 15, 2000, or the occurrence of any substantial default which remains uncured in accordance with the terms and provisions of the Bonds, Trust Indenture, Loan Documents or this Agreement.

5.    Conditional Acceptance.

      Summit and the Developer agree that this Agreement shall be void and of no further force and effect in the event that RCP2 is not admitted to Ashley Knoll Associates, L.P. as a limited partner, on terms and conditions acceptable to Summit, on or before December 31, 1995.

6.    Payment of Fees and Expenses.

      Pursuant to Section 10.7 of the Loan Agreement, the developer shall pay legal fees, costs and other out-of-pocket expenses incurred in connection with this Agreement within thirty (30) days following receipt of demand from Summit, which demand shall include supporting materials for any costs or out-of-pocket expenses incurred.

7.    Defaults and Remedies.

      The Developer's full and continuing compliance with each and every provision, term and condition set forth in Paragraphs 1, 2, 3, 4, 5 and 6 of this Agreement shall be an express condition of the concessions granted by Summit pursuant hereto, and upon any default hereunder, Summit shall have the right to terminate and rescind the forbearances and concessions granted herein, to restore the parties hereto to their respective former positions and rights under the Bonds, Trust Indenture, and Loan Documents, and to exercise and enforce any rights or remedies available thereunder.

Page Five

 8.   Other Events of Default.

      Summit's forbearance of the enforcement of any or all of its remedies pursuant to the Remedies Provisions upon the occurrence of a default for the nonpayment of Base Interest as granted herein or hereby is expressly limited to the provisions, terms and conditions set forth herein, and, in accordance with the provisions of the Trust Indenture, Bonds and Loan Documents, no such forbearance shall extend to any other Event of Default or impair any right consequent thereto. As of this date, Summit is aware of no other defaults or events of default.

 9.   Mandatory Redemption.

      Summit in its capacity as "Acting Party" agrees that it will refrain from exercising its right to call for Mandatory Redemption of the Bonds under 4.01(f) of the Indenture or otherwise until May 15, 2000 provided Developer is not otherwise in default hereunder.

10.   Release of Summit for All Claims. Actions, Rights of Set Off and Defenses.

      The Developer hereby releases, waives and forever discharges any and all legal or equitable claims, counterclaims, causes of action, defenses, affirmative defenses, and rights of set-off, known or unknown, which the Developer or any of its partners may have against Summit, the Issuer, or the Trustee, in connection with the loan evidenced by the Bonds, Trust Indenture, Loan Documents or this Agreement and any dealings related thereto, up to the date hereof.

11.   No Revision, Modification or Amendment.

      The various provisions, terms and conditions of this Agreement are intended merely to supplement, and not to effect any revision, modification or amendment to the provisions, terms and conditions of the Bonds, Trust Indenture and Loan Documents. If any provision, term or condition of this Agreement requires any action, or the forbearance thereof, which could or will result in a Determination of Taxability (as defined in the Trust Indenture), then such provision, term or condition shall be rescinded, void, and of no further force or effect, and shall be deemed severable from the remaining provisions, terms and conditions, and in no way shall affect the validity of the other provisions of this Agreement.

Page Six

12. Consent and Aporoval.

Summit consents to the admission of RCP2 to the partnership. Summit's consent for the admission of RCP2 and its agreement to the forbearance terms outlined herein are given by Summit in its capacity as "Acting Party". Summit's agreement to forbear and to allow the admission of RCP2 as a limited partner is not subject to or conditioned on the approval of the Issuer or the Trustee. If such approval is deemed necessary in the future, all the parties agree that they will use their best efforts to obtain such approvals as are determined by the parties to be necessary.

13. Capitalized Terms.

Any capitalized terms not otherwise defined in this Agreement shall have the meanings attributed to them in the Trust Indenture.

If the above accurately sets forth the provisions, terms and conditions on which we have agreed, please return to us five (5) copies of this Agreement executed by you in the space provided below, at which time this Agreement shall constitute a binding agreement between us.

Very truly yours,
SUMMIT TAX EXEMPT L. P. III

By: Related Tax Exempt Associates III, Inc.,
    a general partner

By: /s/ Alan Hirmes
    ---------------------------
    Alan Hirmes, Vice President

Accepted and Agreed to as of the
1st day of May, 1995

Ashley Knoll Associates, L.P.,

By: Norpet, Inc., a general partner

By: /s/ Elliott A. Lewis
    ------------------------
    Elliott Lewis, President