Form 10-K
period 1996-12-31
SUMMIT TAX EXEMPT L P III
filed 1997-03-31
CIK 812220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

_X_   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16816

                           SUMMIT TAX EXEMPT L.P. III
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3442249
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                          10022
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial Unit Certificates

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No ___

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

Index to exhibits may be found on page 32

                                     PART I


Item 1. Business.

General

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

     The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives interest and, ultimately, principal payments, may be subject to competition relating to rental rates and relative level of amenities offered by comparable neighboring properties.

Structure of First Mortgage Bonds

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

     Unless otherwise modified, the principal of the FMBs will not be amortized during their respective terms (which are generally up to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Registrant may require pursuant to the terms of the bond documents. The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold them until maturity.

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

     The following FMBs' interest income exceeded 15% of the Registrant's total revenue for each of the three years in the period ended December 31, 1996:

                                     1996             1995              1994
                                     ----             ----              ----

     Lakepoint                        30%              29%               29%
     Sunset Village                   17%              21%               22%
     Orchard Mill                     24%              19%               21%
     Sunset Creek                      *               15%               16%
     Players Club                     17%              16%                *

* FMB interest income was less than 15% of the Registrant's total revenue for the year.

Bond Modifications/Forbearance Agreements

     Forbearance agreements have been executed with the owners of all of the Properties.

     Lakepoint

     During 1991, the Registrant entered into a forbearance agreement with the owner of the Lakepoint property allowing interest payments at a pay rate of 7.5% per annum in 1991, 8.0% in 1992 and 8.5% in 1993. Due to weakness in the market, in June 1993, the forbearance agreement was further modified to allow for a pay rate of 7.5% from January 1992 through March 1993 and 6.0% from April 1993 through December 1995. In May 1996, the General Partners granted an extension of the forbearance agreement providing for a minimum rate of 6.0% per annum to be paid through December 15, 1997.

     Orchard Mill

     The Registrant entered into a forbearance agreement with the Orchard Mill property owner in 1991 which permitted interest to be paid only to the extent of the net cash flow from the property. Pursuant to the terms of a forbearance agreement with Orchard Mill effective as of May 1, 1995, the minimum monthly interest pay rate was established at a 5% annual rate with all remaining cash flow generated by the property payable to the Registrant and applied to accrued and unpaid base interest and contingent interest as set forth in the forbearance agreement and loan agreements. For the year ended December 31, 1996, Orchard Mill has paid interest monthly at an annual rate equal to 6.76%, consistent with the terms of the forbearance agreement.

     Players Club

     In 1992, the Registrant entered into a forbearance agreement with the owner of the Players Club property. This agreement was subsequently modified on January 1, 1994, January 1, 1995, January 1, 1996 and again on January 1, 1997 to require minimum debt service payments of 6.0% per annum through the end of 1994, 7.0% for 1995 and 1996 and 6.25% through the end of 1997.

     Sunset Village/Sunset Creek

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

     General

     The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs. With respect to all five of the Registrant's FMBs, the General Partners have determined that forbearance represented the better of the alternatives. Interest income of approximately $1,400,000, $969,000, and $963,000 was not recognized for the years ended December 31, 1996, 1995, and 1994, respectively.

     With respect to all the FMBs, the difference between the pay rate and the original stated rate is deferred and is payable out of available future cash flow or ultimately from sales or refinancing proceeds. See the table below for information regarding the rates paid on the FMBs in 1996. In 1996, all borrowers paid at least the minimum interest rate set forth in their respective forbearance agreement except for those FMBs where interest is paid to the extent of the property's net cash flow.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)


The following table lists the FMBs that the Registrant owns together with the occupancy and current rental rates of the underlying properties:

                                                  Carrying                 Average                 Minimum
                                     Face          Amount         Final    Interest     Stated    Pay Rate at     Occupancy
                       Closing       Amount      at December   Completion  Rate Paid   Interest   December 31,   February 11,
Property                Date        of Bond     31, 1996 (C)      Date     for 1996*    Rate*        1996*           1997
--------                ----        -------     ------------      ----     ---------    -----        -----           ----
Player's Club,
Fort Myers, FL (A)     8/14/87    $ 7,200,000   $ 6,843,428       12/85      7.37%      8.00%         7.00%          83.9%
Lakepoint,
Dekalb City, GA       11/18/87     15,100,000    14,159,707        3/89      6.10       8.50          6.00           91.4
Sunset Village,
Lancaster, CA          3/25/88     11,375,000     9,085,396       10/89      4.50       8.50          (B)            91.4
Sunset Creek,
Lancaster, CA          3/25/88      8,275,000     6,004,427       10/89      4.46       8.50          (B)            92.8
Orchard Mill,
 Atlanta, GA           5/1/89      10,500,000     8,676,834        9/90      6.76(D)    9.00          5.00           99.2
                                  -----------   -----------

                                  $52,450,000   $44,769,792
                                  ===========   ===========

                                Rental Rates    No. of
                                at December     Rental
Property                         31, 1996        Units
Player's Club,
Fort Myers, FL (A)               $450-645         288
Lakepoint,
Dekalb City, GA                   550-775         360
Sunset Village,
Lancaster, CA                     460-680         204
Sunset Creek,
Lancaster, CA                     460-680         148
Orchard Mill,
 Atlanta, GA                      510-705         238


*The average interest rate paid represents the interest recorded by the Registrant while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate required to be paid under the respective forbearance agreements.

(A) Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of the Registrant, acquired the other $2,500,000 of the Players Club bond issue.

(B)  Interest on this FMB is paid to the extent of the property's net cash flow.

(C)  The FMBs are carried at their estimated fair values at December 31, 1996.

(D)  Includes receipt of deferred base interest related to prior periods.

Employees

     The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note 5 to the financial statements in
Item 8.

Other Events.

     On December 31, 1996, the United States District Court for the Southern District of New York (the "Court") issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the class action litigation (the "Class Action") relating to the Registrant (In re Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005) against the Related General Partner and certain of its affiliates. See Note 6 to the financial statements in Item 8. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Registrant and two other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

     The proposed Related settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Registrant as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

     Under the proposed Reorganization plan, the BUC$holders of the Registrant, and Summit Tax Exempt Bond Fund, L.P. and Summit Tax Exempt L.P. II will receive shares in a newly formed business trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders one-half of the PBP Interest, reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and creating an infinite, as opposed to finite, life-operating business.

     In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Registrant by the Court.

     Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters,
(i) transferring their BUC$ unless the transferee agrees to be bound by the Related Settlement; (ii) granting a proxy to object to the Reorganization; or
(iii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and
(ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

     There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor that a closing may occur in the projected time frame. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

time frame in which a closing may occur.

Item 2. Properties

     The Registrant does not own or lease any property.

Item 3. Legal Proceedings

     This information is incorporated by reference from Item 1. Business - Other Events and Note 7 to the financial statements in Item 8.


Item 4. Submission of Matters to a Vote of BUC$holders

     None.

                                     PART II

Item 5. Market for the Registrant's BUC$ and Related BUC$holder Matters.

     As of March 3, 1997 there were 2,992 holders of record owning 3,081,625 BUC$. A significant secondary market for the BUC$ has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in Sections 12 and 13 of the Partnership Agreement limiting the ability of a BUC$holder to transfer their BUC$. Furthermore, the Court's Order in connection with the proposed Related Settlement of the Class Action imposes certain restrictions on the transfer of BUC$. See Item 1. Business - Other Events. Consequently, BUC$holders may not be able to liquidate their investments in the event of emergency or for any other reason.

     Quarterly cash distributions per BUC paid during 1996 and 1995 were as follows:

     Quarter Ended                            1996              1995
     -------------                            ----              ----
     March 31                                $0.22             $0.22
     June 30                                 $0.22             $0.22
     September 30                            $0.22             $0.22
     December 31                             $0.22             $0.22

     There are no material legal restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Cash distributions paid in 1996 and 1995 were funded from current and previously undistributed cash flow from operations. Approximately $367,000 of the $2,712,000 and $213,000 of the $2,712,000 paid to BUC$holders in
1996 and 1995, respectively, represents a return of capital on a generally accepted accounting principles (GAAP) basis. (The return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders.) The Registrant currently expects that cash distributions will continue to be paid, in the foreseeable future, from cash generated from operations. For a discussion of other factors that may affect the amount of future distributions, see Management's Discussion and Analysis of Financial Conditions and Results of Operations in Item 7.

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the financial statements and notes thereto contained in Item 8 hereof.

                                                                          Year ended December 31,
                                           -----------------------------------------------------------------------------------------
                                               1996               1995               1994               1993               1992
                                           ------------       ------------       ------------       ------------       ------------
Interest income from
   participating first
   mortgage bonds                          $  3,074,857       $  3,185,563       $  3,444,722       $  3,460,427       $  3,510,977
                                           ============       ============       ============       ============       ============
Loss on impairment
   of assets                               $          0       $          0       $          0       $          0       $  4,500,000
                                           ============       ============       ============       ============       ============
Net income (loss)                          $  2,654,902       $  2,812,119       $  3,048,116       $  2,544,011       $ (1,503,436)
                                           ============       ============       ============       ============       ============
Net income (loss) per BUC                  $        .76       $        .81       $        .89       $        .73       $       (.56)
                                           ============       ============       ============       ============       ============
Total assets                               $ 45,962,262       $ 48,150,516       $ 48,178,868       $ 49,675,109       $ 50,864,951
                                           ============       ============       ============       ============       ============
Total Partners' Capital                    $ 45,737,895       $ 48,029,209       $ 48,072,442       $ 49,491,235       $ 50,731,331
                                           ============       ============       ============       ============       ============
Distributions to
   BUC$holders                             $  2,711,830       $  2,711,830       $  2,711,830       $  3,451,420       $  3,705,346
                                           ============       ============       ============       ============       ============
Distributions per BUC                      $        .88       $        .88       $        .88       $       1.12       $     1.2024
                                           ============       ============       ============       ============       ============

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

     At the beginning of the year, the Registrant had cash and temporary investments of approximately $598,000. After the payment of distributions of approximately $3,029,000 and receipt of the net cash flow from operations of approximately $2,791,000, the Registrant ended the year with approximately $360,000 in cash and temporary investments. The fourth quarter distribution of approximately $678,000 ($.22 per BUC) was paid to BUC$holders in February 1997 from cash flow from operations. Interest payments from FMBs are anticipated to provide sufficient liquidity to fund in future years Registrant's operating expenditures, debt service and distributions. The restructuring of the FMBs in 1995 and any future restructurings may result in the General Partners reducing the distributions to BUC$holders in future periods.

     Pursuant to the terms of a forbearance agreement with Orchard Mill effective as of May 1, 1995, the minimum monthly interest pay rate was established at a 5% annual rate with all remaining cash flow generated by the property payable to the Registrant and applied to accrued and unpaid base interest and contingent interest pursuant to the forbearance agreement and loan agreements. For the year ended December 31, 1996, Orchard Mill has paid interest monthly at an annual rate equal to 6.76%, consistent with the terms of the forbearance agreement.

     For a discussion of the settlement of the proposed Class Action relating to the Registrant see Other Events in Item 1. Business above.

     Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Registrant's investments in FMBs are secured by Registrant's interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

     The Registrant accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

     The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold until maturity. As such, SFAS 115 requires the Registrant to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. Unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

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

     Because the FMBs are not readily marketable, the Registrant estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Registrant's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

1996 vs. 1995

     Net income decreased by approximately $157,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 for the following reasons:

     Interest income from Participating FMBs decreased by approximately $111,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to reduced debt service payments received for the Sunset Village and Sunset Creek FMBs, which were restructured in the third quarter 1995, partially offset by an increase in base and deferred base interest received from Orchard Mill.

     Interest income from temporary investments decreased approximately $8,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to higher interest rates and invested balances in 1995.

     General and administrative expenses increased approximately $38,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to an increase in legal costs relating to the Kinnes litigation described in Note 6 to the Financial Statements.

1995 vs. 1994

     Net income decreased by approximately $236,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 for the following reasons:

     Interest income from FMBs decreased by approximately $259,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to reduced interest received from the Sunset Village and Sunset Creek FMBs. This decrease was partially offset by an increase in interest paid on the Player's Club FMB as required by the terms of its forbearance agreement.

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

General

     The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

     The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated rate will resume once a property's ability to pay the stated interest rate has been adequately demonstrated. Interest income of approximately $1,400,000, $969,000, and $963,000 was not recognized for the years ended December 31, 1996, 1995, and 1994, respectively.

     From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. No such payments were made in 1994, 1995 or 1996. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)

Property Information

     The following table lists the FMBs that the Registrant owns together with occupancy rates of the underlying properties:


                                                          Carrying
                                                           Amount        February 11,      Average         Stated      Minimum Pay
                                         Face Amount     at December        1997        Interest Rate     Interest  Rate at December
Property           Location                of FMB        31,1996 (C)      Occupancy     Paid for 1996*      Rate*       31,1996*
--------           --------                ------        -----------      ---------     --------------      -----       --------
Players Club (A)   Fort Myers, FL       $ 7,200,000     $ 6,843,428         83.9%           7.37%           8.00%        7.00%
Lakepoint          Dekalb County, GA     15,100,000      14,159,707         91.4            6.10            8.50         6.00
Sunset Village     Lancaster, CA         11,375,000       9,085,396         91.4            4.50            8.50         (B)
Sunset Creek       Lancaster, CA          8,275,000       6,004,427         92.8            4.46            8.50         (B)
Orchard Mill       Atlanta, GA           10,500,000       8,676,834         99.2            6.76(D)         9.00         5.00
                                        -----------     -----------

                                        $52,450,000     $44,769,792
                                        ===========     ===========


*The average interest rate paid represents the interest recorded by the Registrant while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate required to be paid under the respective forbearance agreements.

(A) Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of the Registrant, acquired the other $2,500,000 of the Players Club bond issue.

(B)  Interest on this FMB is paid to the extent of the property's net cash flow.

(C)  The FMBs are carried at their estimated fair values at December 31, 1996.

(D)  Includes receipt of deferred base interest related to prior periods.

Item 8.       Financial Statements and Supplementary Data.

(a) 1.        Financial Statements                                                                    Page
              --------------------                                                                    ----

              Independent Auditors' Report                                                             14

              Statements of Financial Condition as of December 31, 1996 and 1995                       15

              Statements of Income for the years ended December 31, 1996, 1995 and
              1994                                                                                     16

              Statements of Changes in Partners' Capital (Deficit) for the years
              ended December 31, 1996, 1995 and 1994                                                   17

              Statements of Cash Flows for the years ended December 31, 1996, 1995
              and 1994                                                                                 18

              Notes to Financial Statements                                                            19

[D+T Letterhead]
                          INDEPENDENT AUDITORS' REPORT




To the Partners of
Summit Tax Exempt L.P. III
New York, New York



We have audited the accompanying statements of financial condition of Summit Tax Exempt L.P. III (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Summit Tax Exempt L.P. III as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/DELOITTE & TOUCHE LLP
New York, New York
March 20, 1997

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION



                                     ASSETS

                                                                                                           December 31,
                                                                                              -------------------------------------
                                                                                                  1996                     1995
                                                                                              ------------             ------------
Participating first mortgage bonds-at fair value                                              $ 44,769,792             $ 46,686,585
Temporary investments                                                                              300,000                  250,000
Cash and cash equivalents                                                                           59,832                  347,908
Interest receivable, net                                                                           164,883                  132,128
Deferred bond selection fees, net                                                                  667,755                  729,686
Other assets                                                                                             0                    4,209
                                                                                              ------------             ------------

Total assets                                                                                  $ 45,962,262             $ 48,150,516
                                                                                              ============             ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                                      $    124,106             $     77,880
   Due to affiliates                                                                               100,261                   43,427
                                                                                              ------------             ------------
Total liabilities                                                                                  224,367                  121,307

Contingencies

Partners' capital (deficit):
   BUC$holders (3,081,625 BUC$
     issued and outstanding)                                                                    49,089,896               49,456,927
   General Partners                                                                               (171,793)                (164,303)
   Net unrealized loss on
     participating first mortgage bonds                                                         (3,180,208)              (1,263,415)
                                                                                              ------------             ------------

Total partners' capital                                                                         45,737,895               48,029,209
                                                                                              ------------             ------------

Total liabilities and partners' capital                                                       $ 45,962,262             $ 48,150,516
                                                                                              ============             ============




See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                              STATEMENTS OF INCOME



                                                                                               Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                   1996                 1995                 1994
                                                                                ----------           ----------           ----------
Revenues:

   Interest income:
     Participating first mortgage bonds                                         $3,074,857           $3,185,563           $3,444,722
     Temporary investments                                                          12,455               20,752               13,908
                                                                                ----------           ----------           ----------

     Total revenues                                                              3,087,312            3,206,315            3,458,630
                                                                                ----------           ----------           ----------

Expenses:

   General and administrative                                                      239,354              201,739              148,351
   Loan servicing fees                                                             131,125              131,125              131,125
   Amortization of deferred bond selection fees                                     61,931               61,332               61,633
   Provision for uncollectible interest                                                  0                    0               69,405
                                                                                ----------           ----------           ----------

     Total expenses                                                                432,410              394,196              410,514
                                                                                ----------           ----------           ----------

     Net income                                                                 $2,654,902           $2,812,119           $3,048,116
                                                                                ==========           ==========           ==========

Allocation of Net Income:

   BUC$holders                                                                  $2,344,799           $2,498,872           $2,730,149
                                                                                ==========           ==========           ==========
   General Partners:
     Special distribution                                                       $  262,250           $  262,250           $  262,250
     Other                                                                          47,853               50,997               55,717
                                                                                ----------           ----------           ----------

                                                                                $  310,103           $  313,247           $  317,967
                                                                                ==========           ==========           ==========

Net income per BUC                                                              $      .76           $      .81           $      .89
                                                                                ==========           ==========           ==========



See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                                                                                 Net Unrealized
                                                                                                                 Gain (Loss) on
                                                                                                                 Participating First
                                                      Total             BUC$holders        General Partners      Mortgage Bonds
                                                      -----             -----------        ----------------      --------------
Partners' capital (deficit) -
   December 31, 1993                              $ 49,491,235         $ 49,651,566         $   (160,331)

Cumulative effect through
   January 1, 1994 of
   accounting change (Note 2)                         (475,556)                   0                    0         $   (475,556)

Net income                                           3,048,116            2,730,149              317,967                    0
Distributions                                       (3,029,423)          (2,711,830)            (317,593)                   0

Net change in fair value of
   participating first mortgage
   bonds                                              (961,930)                   0                    0             (961,930)
                                                  ------------         ------------         ------------         ------------

Partners' capital (deficit) -
   December 31, 1994                                48,072,442           49,669,885             (159,957)          (1,437,486)

Net income                                           2,812,119            2,498,872              313,247                    0
Distributions                                       (3,029,423)          (2,711,830)            (317,593)                   0

Net change in fair value of
   participating first mortgage
   bonds                                               174,071                    0                    0              174,071
                                                  ------------         ------------         ------------         ------------

Partners' capital (deficit) -
   December 31, 1995                                48,029,209           49,456,927             (164,303)          (1,263,415)

Net income                                           2,654,902            2,344,799              310,103                    0
Distributions                                       (3,029,423)          (2,711,830)            (317,593)                   0

Net change in fair value of
   participating first mortgage
   bonds                                            (1,916,793)                   0                    0           (1,916,793)
                                                  ------------         ------------         ------------         ------------

Partners' capital (deficit) -
   December 31, 1996                              $ 45,737,895         $ 49,089,896         $   (171,793)        $ (3,180,208)
                                                  ============         ============         ============         ============


See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS


                                                                                              Year ended December 31,
                                                                              ------------------------------------------------------
                                                                                  1996                 1995                 1994
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
Interest received                                                             $ 3,054,557          $ 3,301,923          $ 3,448,922
Fees and expenses paid                                                           (263,210)            (316,869)            (280,770)
                                                                              -----------          -----------          -----------

Net cash provided by operating activities                                       2,791,347            2,985,054            3,168,152
                                                                              -----------          -----------          -----------

Cash flows from investing activities:
Net (purchase) sale of temporary investments                                      (50,000)             316,327             (166,287)
                                                                              -----------          -----------          -----------

Cash flows from financing activities:
Distributions paid                                                             (3,029,423)          (3,029,423)          (3,029,423)
                                                                              -----------          -----------          -----------

Net (decrease) increase in cash and cash equivalents                             (288,076)             271,958              (27,558)

Cash and cash equivalents at beginning of year                                    347,908               75,950              103,508
                                                                              -----------          -----------          -----------

Cash and cash equivalents at end of year                                      $    59,832          $   347,908          $    75,950
                                                                              -----------          -----------          -----------
Schedule reconciling net income to net cash flow
   provided by operating activities:
Net income                                                                    $ 2,654,902          $ 2,812,119          $ 3,048,116
                                                                              ===========          ===========          ===========
Adjustments to reconcile net income to net cash
   provided by operating activities:

Provision for uncollectible interest                                                    0                    0               69,405
Amortization of deferred bond selection fees                                       61,931               61,332               61,633

Changes in:
   Interest receivable                                                            (32,755)              95,608               (9,708)
   Other assets                                                                     4,209                1,114               76,154
   Accounts payable and accrued expenses                                           46,226               (4,185)             (57,304)
   Due to affiliates                                                               56,834               19,066              (20,144)
                                                                              -----------          -----------          -----------

Total adjustments                                                                 136,445              172,935              120,036
                                                                              -----------          -----------          -----------

Net cash provided by operating activities                                     $ 2,791,347          $ 2,985,054          $ 3,168,152
                                                                              ===========          ===========          ===========



See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 - General

     Summit Tax Exempt L.P. III (the "Partnership"), a Delaware limited partnership, was formed February 25, 1987 and will terminate on December 31, 2021 unless terminated sooner under the provisions of the Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest in tax-exempt participating first mortgage revenue bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans ("Mortgage Loans") on multi-family residential apartment projects (the "Properties"). The general partners of the Partnership (the "General Partners") are Prudential-Bache Properties, Inc. ("PBP") (a wholly-owned subsidiary of Prudential Securities Group Inc.) and Related Tax Exempt Associates III, Inc. ( the "Related General Partner"). Related BUC$ Associates III, Inc. (the "Assignor Limited Partner"), which acquired and holds limited partnership interests on behalf of those persons who purchase Beneficial Unit Certificates ("BUC$"), has assigned to those persons substantially all of its rights and interest in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under common ownership. As of December 31, 1996, the Partnership has invested in a total of five FMBs.


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

     b) Participating first mortgage bonds

     Effective January 1, 1994, the Partnership accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

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

     The Partnership periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 2 - Summary of Significant Accounting Policies (continued)


according to the existing contractual terms of the bonds. If the decline is judged to be other than temporary, the cost basis of the bond is written down to its then estimated fair value, with the amount of the write-down accounted for as realized loss.

     Because the FMBs are not readily marketable, the Partnership estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Partnership's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

     Interest income from FMBs is recognized at the stated rate when collectibility of future amounts is reasonably assured. Interest income from FMBs with modified terms where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts.

     c) Temporary Investments

     Temporary investments at December 31, 1996 and 1995 represent tax-exempt municipal preferred stock which is carried at cost which approximates market value.

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

     g) Bond selection fees

     The General Partners were paid bond selection fees (equal to 2% of the gross proceeds from the initial offering) for evaluating and selecting FMBs, negotiating the terms of mortgage loans and coordinating the

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 2 - Summary of Significant Accounting Policies (continued)


development effort with property developers and government agencies. These fees have been capitalized and are being amortized over the terms of the FMBs. The accumulated amortization as of December 31, 1996 and 1995, was approximately $565,000 and $503,000, respectively.

     h) Fair value of financial instruments

     As described in Note 2.b. above, the Partnership's investment in FMBs are carried at estimated fair values. The Partnership has determined that the fair value of its remaining financial instruments, including its temporary investments and cash and cash equivalents approximates their carrying values.


NOTE 3 - Participating First Mortgage Bonds

     Overview

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

     Forbearance agreements have been executed with the owners of all five of the properties.

     Lakepoint

     During 1991, the Partnership entered into a forbearance agreement with the owner of the Lakepoint property allowing interest payments at a pay rate of 7.5% per annum in 1991, 8.0% in 1992 and 8.5% in 1993. Due to weakness in the market in June 1993, the forbearance agreement was further modified to allow for a pay rate of 7.5% from January 1992 through March 1993 and 6.0% from April 1993 through December 1995. In May 1996, the General Partners granted an extension of the forbearance agreement providing for a minimum rate of 6.0% per annum to be paid through December 15, 1997.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3 - Participating First Mortgage Bonds (continued)


     Orchard Mill

     The 1991 forbearance agreement relating to the Orchard Mill FMB permits interest to be paid only to the extent of the net cash flow from the property. Pursuant to the terms of a forbearance agreement with Orchard Mill effective as of May 1, 1995, the minimum monthly interest pay rate was established at a 5% annual rate with all remaining cash flow generated by the property payable to the Partnership and applied to accrued and unpaid base interest and contingent interest as set forth in the forbearance agreement and loan agreements. For the year ended December 31, 1996, Orchard Mill has paid interest monthly at an annual rate equal to 6.76%, consistent with the terms of the forbearance agreement.

     Players Club

     In 1992, the Partnership entered into a forbearance agreement with the owner of the Players Club property. This agreement was substantially modified on January 1, 1994 , January 1, 1995, January 1, 1996 and again on January 1, 1997 to require minimum debt service payments of 6.0% per annum through the end of 1994, 7.0% for 1995 and 1996 and 6.25% through the end of 1997.

     Sunset Village/Sunset Creek

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

     General

     The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

     The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated rate will resume once a property's ability to pay the stated interest rate has been adequately demonstrated. Interest income of approximately $1,400,000, $969,000, and $963,000 was not recognized for the years ended December 31, 1996, 1995, and 1994, respectively.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3 - Participating First Mortgage Bonds (continued)

     The following FMBs' interest income exceeded 15% of the Registrant's total revenue for each of the three years in the period ended December 31, 1996:


                                           1996            1995             1994
                                           ----            ----             ----

     Lakepoint                              30%             29%              29%
     Sunset Village                         17%             21%              22%
     Orchard Mill                           24%             19%              21%
     Sunset Creek                            *              15%              16%
     Players Club                           17%             16%               *

* FMB interest income was less than 15% of the Registrant's total revenue for the year.


     The cost basis of the FMBs was $47,950,000 at December 31, 1996 and 1995. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $0 and $3,180,208, respectively, at December 31, 1996 and $488,045 and $1,751,460, respectively, at December 31, 1995.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 - Participating First Mortgage Bonds (continued)

     Descriptions of the various FMBs owned by the Partnership at December 31, 1996 are as follows:

                                                        Minimum                                                          Carrying
                                         Average        Pay Rate    Stated                                                Amount
                                      Interest Rate   at December  Interest                                             at December
Property            Location          Paid for 1996*    31,1996*     Rate*   Call Date    Maturity Date  Face Amount   31, 1996 (C)
--------            --------          --------------    --------     -----   ---------    -------------  -----------   ------------
Players Club (A)    Ft. Myers, FL         7.37%           7.00%      8.00%   Aug. 1999      Aug. 2007    $ 7,200,000   $  6,843,428
Lakepoint           Dekalb City, GA       6.10            6.00       8.50    Jan. 2000      Oct. 2007     15,100,000     14,159,707
Sunset Village      Lancaster, CA         4.50            (B)        8.50    Mar. 2000      Mar. 2008     11,375,000      9,085,396
Sunset Creek        Lancaster, CA         4.46            (B)        8.50    Mar. 2000      Mar. 2008      8,275,000      6,004,427
Orchard Mill        Atlanta, GA           6.76(D)         5.00       9.00    Apr. 2001      Mar. 2008     10,500,000      8,676,834
                                                                                                         -----------    -----------

                                                                                                         $52,450,000    $44,769,792
                                                                                                         ===========    ===========

*The average interest rate paid represents the interest recorded by the Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate required to be paid under the respective forbearance agreements.

(A) Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $2,500,000 of the Players Club bond issue.

(B)  Interest on this FMB is paid to the extent of the property's net cash flow.

(C)  The FMBs are carried at their estimated fair values at December 31, 1996.

(D)  Includes receipt of deferred base interest related to prior periods.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 4 - Income Taxes

     Following is a reconciliation of net income for financial statement purposes with net income for Federal income tax reporting purposes:

                                                                              1996                   1995                    1994
                                                                          -----------            -----------             -----------
     Net income per financial statements                                  $ 2,654,902            $ 2,812,119             $ 3,048,116
     Uncollected interest from FMBs                                         1,399,894                969,000               1,031,827
     Provision for uncollectible interest                                           0                      0                  69,405
     Property tax loan deferred
       for tax reporting purposes, net                                              0                (82,204)                      0
     Amortization of deferred bond
       selection fees                                                          61,931                 61,332                  61,633
                                                                          -----------            -----------             -----------

     Net income for tax purposes                                          $ 4,116,727            $ 3,760,247             $ 4,210,981
                                                                          ===========            ===========             ===========

     Net income for tax purposes is generally exempt from Federal income tax. The differences between the tax and book bases of partner's capital are primarily attributable to the cumulative effect of the book to tax income adjustments, the recording of distributions and the Partnership's accounting for the FMBs at fair value for book purposes and cost for tax purposes.

NOTE 5 - Related Parties

     The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the Partnership Agreement. The costs and expenses were as follows:

                                                                                                   Year Ended December 31,
                                                                                      ----------------------------------------------
                                                                                        1996               1995               1994
                                                                                      --------           --------           --------
     Prudential-Bache Properties, Inc. and affiliates
       General and administrative                                                     $ 39,778           $ 71,153           $ 61,866

     Related Tax Exempt Associates III, Inc. and affiliates
       General and administrative                                                       48,805             21,853              8,521
       Loan servicing fee                                                              131,125            131,125            131,125
                                                                                      --------           --------           --------

                                                                                       179,930            152,978            139,646
                                                                                      --------           --------           --------

                                                                                      $219,708           $224,131           $201,512
                                                                                      ========           ========           ========

     Effective October 1, 1995 the Related General Partner has assumed from PBP, the responsibilities and duties of the Tax Matters Partner as defined in the Partnership Agreement.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 5 - Related Parties (continued)


     An affiliate of the Related General Partner receives the loan servicing fee in the amount of .25% per annum of the principal amount outstanding of mortgage loans serviced by the affiliate.

     During 1995 and January 1996, a division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of the Partnership's temporary investments. This account was maintained in accordance with the Partnership Agreement.

     PSI owns 17,700 BUC$ at December 31, 1996.

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


NOTE 6 - Contingencies

     On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713) , was filed in the United States District Court for the District of Arizona , purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al.. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner was dismissed from the Levine litigation.

     By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, by order dated May 4, 1994, the Connelly case and by order dated July 13, 1994, the Levine case, to a single judge of the United States District Court for the Southern District of New York (the "Court") and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005) (the "Class Action"). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

     On August 9, 1995 PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The Court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The Levine

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 6 - Contingencies (continued)


and Connelly cases were dismissed with prejudice as to the Prudential defendants by court order dated October 25, 1996. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

     On December 31, 1996, the Court issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the Class Action against the Related General Partner and certain of its affiliates. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Partnership and two other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

     The proposed Related Settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Partnership as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

     Under the proposed Reorganization plan, the BUC$holders of the Partnership, and Summit Tax Exempt Bond Fund L.P. and Summit Tax Exempt L.P. II, will receive shares in a newly formed business trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

     In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Partnership by the Court.

     Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters,
(i) transferring their BUC$ unless the transferee agrees to be bound by the Related Settlement; (ii) granting a proxy to object to the Reorganization; or
(iii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and
(ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

     There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied that a closing may occur in the projected time frame. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.


NOTE 7 - Subsequent Event

     In February 1997, distributions of approximately $678,000 and $14,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended December 31, 1996.

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

     The Related General Partner assumed the responsibilities of the Tax Matters Partner as of October 1, 1995.

     The Registrant, the Registrant's General Partners and their directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers and persons who own greater than ten percent of the Registrant's BUC$ or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc.

     The directors and executive officers of PBP with regard to managing the Registrant are as follows:

     Name                               Position
     ----                               --------
     Thomas F. Lynch, III               President, Chief Executive Officer, Chairman of the
                                        Board of Directors and Director

     Barbara J. Brooks                  Vice President-Finance and Chief Financial Officer

     Eugene D. Burak                    Vice President

     Chester A. Piskorowski             Senior Vice President

     Frank W. Giordano                  Director

     Nathalie P. Maio                   Director


     THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors, and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

     BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

     EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

     CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

     FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

     NATHALIE P. MAIO, age 46 is a Director of PBP. Ms. Maio is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work. She joined the Law Department of PSI in 1983; presently, she also serves in various capacities for other affiliated companies.

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

The Related General Partner

     The directors and executive officers of the Related General Partner with respect to the Partnership and their positions with the Related General Partner are as follows:


     Name                                     Position
     ----                                     --------

     J. Michael Fried                         President and Director

     Stuart J. Boesky                         Vice President

     Alan P. Hirmes                           Vice President

     Richard A. Palermo                       Treasurer

     Stephen M. Ross                          Director

     Lynn A. McMahon                          Secretary

     J. MICHAEL FRIED, 52, is President and a Director of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     STUART J. BOESKY, 40, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State University School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

     ALAN P. HIRMES, 42, is a Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     RICHARD A. PALERMO, 36, is Treasurer of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

     STEPHEN M. ROSS, 56, is a Director of the Related General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State University School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, The Related Companies, Inc. has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

     LYNN A. McMAHON, 41, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of March 3, 1997, the directors and officers of the Related General Partner directly own 99.97% of the voting securities of the Related General Partner; however, no director or officer of either General Partner owns directly or beneficially any interest in the voting securities of PBP.

     As of March 3, 1997, no director or officer of either of the General Partners own directly or beneficially BUC$ issued by the Registrant.

     As of March 3, 1997, no BUC$holder beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.


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

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
(a) 1.        Financial Statements

              Independent Auditors' Report                                                          14

              Statements of Financial Condition as of December 31, 1996 and 1995                    15

              Statements of Income for the years ended December 31, 1996, 1995 and 1994             16

              Statements of Changes in Partners' Capital (Deficit) for the years
              ended December 31, 1996, 1995 and 1994                                                17

              Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994         18

              Notes to Financial Statements                                                         19

(a) 2.        Financial Statement Schedules

              All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes hereto.

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

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
10(d)         First Mortgage Bond, dated as of May 1, 1989, with respect to the
              Ashley Knoll project (now named Orchard Mill) in the principal amount of $10,500,000 (incorporated by reference to Exhibits
              10(a), 10(b) and 10(c) in the Registrant's Current Report on Form
              8-K dated May 1, 1989)

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

10(l) Amended Settlement Agreement for the Lakepoint First Mortgage Bond dated May 1, 1996 (incorporated by reference to Exhibit 10(l) in the Registrant's 1995 Annual Report on Form 10-K/A-1)

10(m)         Settlement Agreement for Orchard Mill First Mortgage Bond dated
              May 1, 1995 (incorporated by reference to Exhibit 10(m) in the
              Registrant's September 30, 1996 Quarterly Report on Form 10-Q)

27            Financial Data Schedule (filed herewith)

(b)           Reports on Form 8-K

              Current Report on Form 8-K dated December 31, 1996, was filed on
              January 10, 1997 relating to a preliminary approval order with respect to the settlement of class action litigation.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SUMMIT TAX EXEMPT L.P. III


                                  By:  RELATED TAX EXEMPT ASSOCIATES III, INC.
                                       a General Partner

Date:  March 27, 1997

                                       By:   /s/ J. Michael Fried
                                             -----------------------------------
                                             J. Michael Fried
                                             President and Director


                                  and


                                  By:  PRUDENTIAL-BACHE PROPERTIES, INC.,
                                       a General Partner

Date:  March 27, 1997

                                       By:   /s/ Thomas F. Lynch, III
                                             -----------------------------------
                                             Thomas F. Lynch, III
                                             President, Chief Executive Officer,
                                             Chairman of the Board of Directors
                                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

      Signature                                            Title                                          Date
      ---------                                            -----                                          ----
                                           President (principal executive officer)
/s/ J. Michael Fried                       and Director of Related Tax Exempt
---------------------------------          Associates III, Inc. (a General Partner of the
J. Michael Fried                           Registrant)                                              March 27, 1997


/s/ Alan P. Hirmes                         Vice President (principal financial officer) of
---------------------------------          Related Tax Exempt Associates III, Inc.                  March 27, 1997
Alan. P. Hirmes



/s/ Richard A. Palermo                     Treasurer (principal accounting officer)
---------------------------------          of Related Tax Exempt Associates III,
Richard A. Palermo                         Inc.                                                     March 27, 1997


/s/ Stephen M. Ross                        Director of
---------------------------------          Related Tax Exempt Associates III, Inc.                  March 27, 1997
Stephen M. Ross


                                           Chairman of the Board, President,
/s/ Thomas F. Lynch, III                   (principal executive officer)
---------------------------------          and Director of Prudential-Bache Properties,
Thomas F. Lynch, III                       Inc. (a General Partner of the Registrant)               March 27, 1997



/s/ Barbara J. Brooks                      Vice President - Finance and Chief Financial
---------------------------------          Officer (principal financial officer) of
Barbara J. Brooks                          Prudential-Bache Properties, Inc.                        March 27, 1997


/s/ Nathalie P. Maio
---------------------------------
Nathalie P. Maio                           Director of Prudential-Bache Properties, Inc.            March 27, 1997


/s/ Eugene D. Burak                        Vice President of
---------------------------------          Prudential-Bache Properties, Inc.                        March 27, 1997
Eugene D. Burak


/s/ Frank W. Giordano
---------------------------------
Frank W. Giordano                          Director of Prudential-Bache Properties, Inc.            March 27, 1997