Form 10-Q
period 1997-03-31
SUMMIT TAX EXEMPT L P III
filed 1997-05-15
CIK 812220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16816

                           SUMMIT TAX EXEMPT L.P. III
             (Exact names of registrant as specified in its charter)

          Delaware                                        13-3442249
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

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
                                   (unaudited)


                                                   ============    ============
                                                     March 31,      December 31,
                                                       1997            1996
                                                   ------------    ------------
ASSETS

Participating first mortgage bonds-at fair value   $ 44,769,792    $ 44,769,792
Temporary investments                                   100,000         300,000
Cash and cash equivalents                               274,370          59,832
Interest receivable, net                                127,677         164,883
Deferred bond selection fees, net                       652,347         667,755
Other assets                                              3,869               0
                                                   ------------    ------------

Total assets                                       $ 45,928,055    $ 45,962,262
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses           $    118,813    $    124,106
   Due to affiliates                                    214,341         100,261
                                                   ------------    ------------

Total liabilities                                       333,154         224,367
                                                     ------------    ----------

Contingencies

Partners' capital (deficit):
   BUC$holders (3,081,625 BUC$
     issued and outstanding)                         48,949,762      49,089,896
   General Partners                                    (174,653)       (171,793)
   Net unrealized loss on participating first
     mortgage bonds                                  (3,180,208)     (3,180,208)
                                                   ------------    ------------

Total partners' capital                              45,594,901      45,737,895
                                                   ------------    ------------

Total liabilities and partners' capital            $ 45,928,055    $ 45,962,262
                                                   ============    ============


                 See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (unaudited)


                                                         =======================
                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                           1997           1996
                                                         -----------------------
REVENUES:
   Interest income:
     Participating first mortgage bonds                  $705,517       $699,417
     Temporary investments                                  2,393          3,314
                                                         --------       --------
   Total revenues                                         707,910        702,731
                                                         --------       --------
EXPENSES:
   General and administrative                              46,706         46,690
   Loan servicing fees                                     32,332         32,691
   Amortization of deferred bond
     selection fees                                        15,408         15,407
                                                         --------       --------
   Total expenses                                          94,446         94,788
                                                         --------       --------
   Net Income                                            $613,464       $607,943
                                                         ========       ========

ALLOCATION OF NET INCOME:
   BUC$holders                                           $537,824       $531,709
                                                         ========       ========
   General Partners:
     Special distribution                                $ 64,664       $ 65,383
     Other                                                 10,976         10,851
                                                         --------       --------

                                                         $ 75,640       $ 76,234
                                                         ========       ========
Net Income per BUC                                       $    .17       $    .17
                                                         ========       ========


                 See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (unaudited)

                                        ==================================================================================
                                                                                                       Net Unrealized
                                                                                                          Loss on
                                                                                     General          Participating First
                                              Total          BUC$holders             Partners          Mortgage Bonds
                                        ----------------------------------------------------------------------------------
Partners' capital (deficit) -
   January 1, 1997                      $ 45,737,895         $ 49,089,896         $   (171,793)        $ (3,180,208)
Net income                                   613,464              537,824               75,640                    0
Distributions                               (756,458)            (677,958)             (78,500)                   0
Partners' capital (deficit) -           $ 45,594,901         $ 48,949,762         $   (174,653)        $ (3,180,208)
   March 31, 1997

                 See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        =======================
                                                            Three Months Ended
                                                                 March 31,
                                                        -----------------------
                                                             1997          1996
                                                        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received, net                                  $ 745,116     $ 702,731
Amount received which is due to affiliate                       0        39,517
Fees and expenses paid                                    (38,784)      (14,760)
                                                        ---------     ---------
Net cash provided by operating activities                 706,332       727,488
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale of temporary investments                         200,000        25,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid                                       (691,794)     (691,794)
                                                        ---------     ---------

Net increase in cash and cash equivalents                 214,538        60,694

Cash and cash equivalents at beginning of period           59,832       347,908
                                                        ---------     ---------

Cash and cash equivalents at end of period              $ 274,370     $ 408,602
                                                        =========     =========
SCHEDULE RECONCILING NET INCOME TO NET CASH
   FLOW PROVIDED BY OPERATING ACTIVITIES:
Net income                                              $ 613,464     $ 607,943
                                                        ---------     ---------
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of deferred bond selection fees               15,408        15,407
Changes in:
   Interest receivable, net                                37,206             0
   Other assets                                            (3,869)        4,209
   Accounts payable and accrued expenses                   (5,293)       15,961
   Due to affiliates                                       49,416        83,968
                                                        ---------     ---------

Total adjustments                                          92,868       119,545
                                                        ---------     ---------

Net cash provided by operating activities               $ 706,332     $ 727,488
                                                        =========     =========
SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES

Distributions to partners                               $(756,458)    $(757,177)
Increase in distributions payable                          64,664        65,383
                                                        ---------     ---------

Distributions paid to partners                          $(691,794)    $(691,794)
                                                        =========     =========

                 See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

NOTE 1 - General

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. III (the "Partnership") as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

NOTE 2 - Participating First Mortgage Bonds ("FMBs")

     The Partnership accounts for its investments in the FMBs as "available for sale" debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital.

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

     Effective January 1, 1997, a forbearance agreement with respect to the Players Club FMB was modified and extended due to a continuous weak rental market and to ensure that real estate tax payments and capital improvements are made. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. Thereafter, it is expected that the stated rate of 8% will be reinstated.

     With respect to all FMBs, the difference between the stated interest rates and the actual rates paid (whether deferred and payable out of future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. Unrecorded contractual interest income was approximately $407,000 and $417,000 for the three months ended March 31, 1997 and 1996, respectively.-

     The cost basis of the FMBs was $47,950,000 at March 31, 1997 and December 31, 1996. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $0 and $3,180,208, respectively, at both March 31, 1997 and December 31, 1996.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

NOTE 2 - Participating First Mortgage Bonds ("FMBs") (continued)

Descriptions of the various FMBs owned by the Partnership at March 31, 1997 are as follows:

                                      Annualized
                                      Interest Rate
                                      Paid for the      Minimum
                                      three months      Annual                                                            Carrying
                                         ended        Pay Rate at    Stated                                               Amount at
                                        March 31,       March       Interest                Maturity                       March 31,
Property          Location               1997*        31, 1997*      Rate*      Call Date    Date        Face Amount       1997(C)
--------          --------            -------------   -----------   --------    ---------   --------     -----------      ---------

Player's Club(A)  Fort Myers, FL         6.42%          6.25%        8.00%      Aug. 1999   Aug. 2007    $ 7,200,000   $  6,843,428
Lakepointe        Stone Mountain, GA     6.00           6.00         8.50       Jan. 2000   Oct. 2007     15,100,000     14,159,707
Sunset Village    Lancaster, CA          4.01           (B)          8.50       Mar. 2000   Mar. 2008     11,375,000      9,085,396
Sunset Creek      Lancaster, CA          4.40           (B)          8.50       Mar. 2000   Mar. 2008      8,275,000      6,004,427
Orchard Mill      Atlanta, GA            7.53(D)        5.00         9.00       Apr. 2001   Mar. 2008     10,500,000      8,676,834
                                                                                                         -----------   ------------

                                                                                                         $52,450,000   $ 44,769,792
                                                                                                         ===========   ============

*The annualized interest rate paid represents the interest recorded by the Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum annual pay rate represents the minimum rate required to be paid under the respective forbearance agreements.

(A) Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $2,500,000 of the Player's Club Bond issue.

(B)  Interest on this FMB is paid to the extent of the property's net cash flow.

(C)  FMBs are carried at their estimated fair values at March 31, 1997.

(D)  Includes receipt of deferred base interest related to prior periods.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

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

                                                            Three Months  Ended
                                                                 March  31,
                                                           ---------------------
                                                            1997           1996
                                                           ---------------------
PBP and affiliates:
  General and administrative                               $10,683       $15,112
                                                           -------       -------
Related General Partner and  affiliates:
  Loan servicing  fees                                      32,332        32,691
  General and  administrative                                6,345        15,000
                                                           -------       -------
                                                            38,677        47,691
                                                           -------       -------
                                                           $49,360       $62,803
                                                           =======       =======

     An affiliate of the Related General Partner receives loan servicing fees (see above) in an amount of .25% per annum of the principal amount outstanding of mortgage loans serviced by the affiliate.

     During January 1996, a division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of the Partnership's temporary investments. This account was maintained in accordance with the Partnership Agreement.

     PSI owns 17,700 BUC$ at March 31, 1997.

     The Player's Club property (securing a $7,200,000 FMB in this Partnership) also secures an FMB for $2,500,000 held by Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of this Partnership. The original owner of the FMB is an affiliate of the Related General Partner.

     Effective as of August 1, 1995, the original owner and obligor of the Sunset Creek and Sunset Village FMBs transferred the deeds to the underlying properties to an affiliate of the Related General Partner for limited consideration. Purusant to the agreement, the Related General Partner's affiliate, who has not made an equity investment in the underlying property, assumed the day-to-day responsibilities and obligations of operating the properties.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

NOTE 4 - Contingencies

     On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713) , was filed in the United States District Court for the District of Arizona , purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently, the Related General Partner was dismissed from the Levine litigation.

     By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, by order dated May 4, 1994, the Connelly case and by order dated July 13, 1994, the Levine case, were transferred to a single judge of the United States District Court for the Southern District of New York (the "Court") and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket
1005) (the "Class Action"). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

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

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

NOTE 4 - Contingencies (continued)

     The proposed Related Settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Partnership as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

     Under the proposed Reorganization plan, the BUC$holders of the Partnership, and Summit Tax Exempt Bond Fund L.P. and Summit Tax Exempt L.P. II, will receive shares in a newly formed business trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of the sum of the aggregate annual fees currently payable to both General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

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

     There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor as to the time frame in which a closing may occur. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

NOTE 5 - Subsequent Events

     On May 12, 1997, Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of this Partnership, loaned the obligor of the Players Club $280,000 to cover the shortfall on its 1996 real estate tax payment and to fund a capital improvement account. The note will be self-amortizing at an annual interest rate of 8% for a term of 48 months.

     In May 1997, a distribution of approximately $678,000 and $14,000 was paid to the BUC$holders and General Partners, respectively, for the quarter ended March 31, 1997.

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

     At the beginning of the year, the Partnership had cash and temporary investments of approximately $360,000. After receipt of the net cash flow from operations of approximately $706,000 and the payment of distributions of approximately $693,000, the Partnership had approximately $374,000 in cash and temporary investments at March 31, 1997. The first quarter distribution of $678,000 ($.22 per BUC) was paid to BUC$holders in May 1997 from cash flow from operations. Interest payments from FMBs are anticipated to provide sufficient liquidity to fund in future years the Partnership's operating expenditures, debt service and distributions. The restructuring of the FMBs in prior years and any future restructurings may result in the General Partners reducing the distributions to BUC$holders in future periods.

     Effective January 1, 1997, a forbearance agreement with respect to the Players Club FMB was modified and extended due to a continuous weak rental market and to ensure that real estate tax payments and capital improvements are made. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. Thereafter, it is expected that the stated rate of 8% will be reinstated.

     For a discussion of the proposed settlement of the Class Action relating to the Partnership, see Note 4 to the financial statements.

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

Results of Operations

     Net income increased approximately $6,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 for the reason discussed below.

     Interest income from FMBs increased approximately $6,000 for the three months ended March 31, 1997, as compared to the corresponding period in 1996 primarily due to increased debt service payments received from the Orchard Mill (including the receipt of deferred base interest relating to prior periods) and Sunset Creek FMBs, partially offest by a decrease in debt service payments received from the Player's Club FMB.

General

     The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

     From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. No property owner made supplementary payments during the three months ended March 31, 1997 and 1996.

Property Information

The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of March 31, 1997:

                                                                                                      Annualized
                                                                                                       Interest           Minimum
                                                                                                       Rate Paid          Annual
                                                                                                     for the three       Pay Rate
                                                                                      Stated          months ended          at
                                                                                      Interest          March 31,        March 31,
Property                                    Face Amount          Occupancy             Rate*              1997*            1997*
--------                                    -----------          ---------             -----          ------------       ---------
Player's Club, Fort Myers, FL (A)          $  7,200,000             82.0%              8.00%              6.42%            6.25%
Lakepointe, Stone Mountain, GA               15,100,000             89.7               8.50               6.00             6.00
Sunset Village, Lancaster, CA                11,375,000             95.0               8.50               4.01              (B)
Sunset Creek, Lancaster, CA                   8,275,000             93.0               8.50               4.40              (B)
Orchard Mill, Atlanta, GA                    10,500,000             96.0               9.00               7.53(C)          5.00
                                           ------------
                                           $ 52,450,000
                                           ============

*The annualized interest rate paid represents the interest recorded by the Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum annual pay rate represents the minimum rate required to be paid under the respective forbearance agreements.

(A) Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $2,500,000 of the Player's Club Bond issue.

(B)  Interest on this FMB is paid to the extent of the property's net cash flow.

(C)  Includes receipt of deferred base interest related to prior periods.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - Incorporated by reference to Note 4 to the financial statements filed herewith in Item 1 of Part 1 of the Registrant's Quarterly Report.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

     Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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

       4(b)   Certificate of Limited Partnership is incorporated by reference to
              Exhibit 4 to the Registration Statement on Form S-11, File No. 33-13184.

       10(n) Amended Forbearance Agreement for the Players Club First Mortgage Bond dated December 1, 1996 (filed herewith).

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

                           SUMMIT TAX EXEMPT L.P. III

                               By:  Related Tax Exempt Associates III, Inc.
                                    A Delaware corporation, General Partner

Date:   May 14, 1997                By: /s/Alan P. Hirmes
                                       ----------------------------------
                                       Alan P. Hirmes
                                       Vice President
                                       (Principal Financial Officer)

Date:   May 14, 1997                By: /s/Richard A. Palermo
                                       ----------------------------------
                                       Richard A. Palermo
                                       Treasurer
                                       (Principal Accounting Officer)

                               By:  Prudential-Bache Properties, Inc.
                                    A Delaware corporation, General Partner

Date:   May 14, 1997                By:/s/Eugene D. Burak
                                       ----------------------------------
                                        Eugene D. Burak
                                        Vice President