Form 10-K/A
period 1996-12-31
SUMMIT TAX EXEMPT L P III
filed 1997-07-31
CIK 812220

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

Index to exhibits may be found on page 64

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

Employees


     The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note 6 to the financial statements in
Item 8.


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


     General and administrative expenses increased approximately $38,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to an increase in legal costs relating to the Kinnes litigation described in Note 7 to the Financial Statements.


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

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 4 -  Summarized Financial Information

          The following summarized financial information is for the underlying property of the Players Club FMB:

                                               Years Ended December 31,
                                      -----------------------------------------
                                          1996           1995           1994
                                      -----------    -----------    -----------
RESULTS OF OPERATIONS
---------------------

Rental income                         $ 1,621,939    $ 1,689,065    $ 1,696,494
Other income                               86,384         85,514         74,214
Interest expense                         (855,844)      (854,043)      (840,581)
Depreciation and amortization expense    (323,215)      (323,274)      (323,517)
Operating expenses                     (1,099,372)    (1,152,410)    (1,215,691)
                                      -----------    -----------    -----------
Net loss                              $  (570,108)   $  (555,148)   $  (609,081)
                                      ===========    ===========    ===========

                                              December 31,
                                      --------------------------
                                          1996           1995
                                      -----------    -----------
FINANCIAL POSITION
------------------

Property and equipment, net of
    accumulated depreciation          $ 7,713,653    $ 7,994,584
Other assets                              428,169        553,095
                                      -----------    -----------

Total assets                          $ 8,141,822    $ 8,547,679
                                      ===========    ===========

Mortgage notes payable                $ 9,700,000    $ 9,700,000
Other liabilities                       1,727,404      1,563,153
                                      -----------    -----------

Total liabilities                     $11,427,404    $11,263,153
                                      ===========    ===========

     The following summarized financial information is for the underlying property of the Lakepoint FMB:

                                               Years Ended December 31,
                                      -----------------------------------------
                                          1996           1995           1994
                                      -----------    -----------    -----------
RESULTS OF OPERATIONS
---------------------

Rental income                         $ 2,406,303    $ 2,248,016    $ 2,077,324
Other income                                5,144          1,775          1,165
Interest expense                       (1,309,189)    (1,295,562)    (1,301,326)
Depreciation and amortization expense    (356,173)      (356,172)      (356,172)
Operating expenses                     (1,351,485)    (1,287,692)    (1,221,864)
                                      -----------    -----------    -----------
Net loss                              $  (605,400)   $  (689,635)   $  (800,873)
                                      ===========    ===========    ===========

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 4 -  Summarized Financial Information (continued)

                                              December 31,
                                      --------------------------
                                          1996           1995
                                      -----------    -----------
FINANCIAL POSITION
------------------

Property and equipment, net of
    accumulated depreciation          $10,759,168    $11,080,188
Other assets                              564,007        412,904
                                      -----------    -----------

Total assets                          $11,323,175    $11,493,092
                                      ===========    ===========

Bonds payable                         $14,767,800    $14,737,600
Other liabilities                       2,511,240      2,105,957
                                      -----------    -----------

Total liabilities                     $17,279,040    $16,843,557
                                      ===========    ===========

     The following summarized financial information is for the underlying property of the Sunset Village FMB:

                                               Years Ended December 31,
                                      -----------------------------------------
                                          1996           1995           1994
                                      -----------    -----------    -----------
RESULTS OF OPERATIONS
---------------------

Rental income                         $ 1,055,099    $ 1,088,497    $ 1,189,634
Other income                               45,054         50,748         69,755
Interest expense                         (998,363)      (962,164)      (995,257)
Depreciation and amortization expense    (265,018)      (381,282)      (464,304)
Loss on impairment of assets                    0     (1,009,634)             0
Operating expenses                       (570,188)      (494,626)      (415,891)
                                      -----------    -----------    -----------

Net loss                              $  (733,416)   $(1,708,461)   $  (616,063)
                                      ===========    ===========    ===========

                                              December 31,
                                      --------------------------
                                          1996           1995
                                      -----------    -----------
FINANCIAL POSITION
------------------

Property and equipment, net of
    accumulated depreciation          $ 7,384,558    $ 7,649,576
Other assets                               98,700         82,744
                                      -----------    -----------

Total assets                          $ 7,483,258    $ 7,732,320
                                      ===========    ===========

Mortgage notes payable                $11,375,000    $11,375,000
Other liabilities                         730,243        245,884
                                      -----------    -----------

Total liabilities                     $12,105,243    $11,620,884
                                      ===========    ===========

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 4 -   Summarized Financial Information (continued)

           The following summarized financial information is for the underlying property of the Sunset Creek FMB:

                                               Years Ended December 31,
                                      -----------------------------------------
                                          1996           1995           1994
                                      -----------    -----------    -----------
RESULTS OF OPERATIONS
---------------------

Rental income                         $   769,692    $   790,194    $   863,315
Other income                               31,268         37,860         57,530
Interest expense                         (722,806)      (714,232)      (725,222)
Depreciation expense                     (187,769)      (271,136)      (330,645)
Loss on impairment of assets                    0       (776,574)             0
Operating expenses                       (412,144)      (373,787)      (310,390)
                                      -----------    -----------    -----------

Net loss                              $  (521,759)   $(1,307,675)   $  (445,412)
                                      ===========    ===========    ===========

                                              December 31,
                                      --------------------------
                                          1996           1995
                                      -----------    -----------
FINANCIAL POSITION
------------------

Property and equipment, net of
    accumulated depreciation          $ 5,353,994    $ 5,541,763
Other assets                               79,953         56,994
                                      -----------    -----------

Total assets                          $ 5,433,947    $ 5,598,757
                                      ===========    ===========

Mortgage notes payable                $ 8,275,000    $ 8,275,000
Other liabilities                         539,573        182,628
                                      -----------    -----------

Total liabilities                     $ 8,814,573    $ 8,457,628
                                      ===========    ===========

           The following summarized financial information is for the underlying property of the Orchard Mill FMB:

                                               Years Ended December 31,
                                      -----------------------------------------
                                          1996           1995           1994
                                      -----------    -----------    -----------
RESULTS OF OPERATIONS
---------------------

Rental income                         $ 1,561,269    $ 1,478,112    $ 1,380,533
Other income                               10,669          4,141          3,199
Interest expense                         (960,750)      (953,460)      (958,125)
Depreciation and amortization expense    (278,314)      (302,608)      (316,656)
Operating expenses                       (999,266)      (871,406)      (807,573)
                                      -----------    -----------    -----------

Net loss                              $  (666,392)   $  (645,221)   $  (698,622)
                                      ===========    ===========    ===========

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 4 -   Summarized Financial Information (continued)

                                              December 31,
                                      --------------------------
                                          1996           1995
                                      -----------    -----------
FINANCIAL POSITION
------------------

Property and equipment, net of
    accumulated depreciation          $ 7,984,769    $ 8,221,300
Other assets                              709,898        753,838
                                      -----------    -----------

Total assets                          $ 8,694,667    $ 8,975,138
                                      ===========    ===========

Notes payable                         $10,218,250    $10,197,250
Other liabilities                       3,209,700      2,844,779
                                      -----------    -----------

Total liabilities                     $13,427,950    $13,042,029
                                      ===========    ===========

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 5 - Income Taxes

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

NOTE 6 - Related Parties

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


NOTE 6 - Related Parties (continued)


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


NOTE 7 - Contingencies

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

     On August 9, 1995 PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The Court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The Levine

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 7 - Contingencies (continued)


and Connelly cases were dismissed with prejudice as to the Prudential defendants by court order dated October 25, 1996. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

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


NOTE 8 - Subsequent Event

     In February 1997, distributions of approximately $678,000 and $14,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended December 31, 1996.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITOR'S REPORT

                                    HRA, LTD
                              LAKEPOINT APARTMENTS

                           DECEMBER 31, 1996 AND 1995

                                    HRA, LTD
                              Lakepoint Apartments

                                TABLE OF CONTENTS

                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT                                                  3

FINANCIAL STATEMENTS

       BALANCE SHEETS                                                         4

       STATEMENT OF OPERATIONS                                                5

       STATEMENT OF CHANGES IN PARTNERS' DEFICIT                              6

       STATEMENT OF CASH FLOWS                                                7

       NOTES TO FINANCIAL STATEMENTS                                          8

SUPPLEMENTARY INFORMATION

       INDEPENDENT AUDITOR'S REPORT ON
         SUPPLEMENTARY INFORMATION                                           13

       SCHEDULE OF OPERATING EXPENSES                                        14

                      [LETTERHEAD OF TIMOTHY F. KERCHEVAL]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
HRA Ltd.

     I have audited the accompanying balance sheets of HRA, LTD. [a Georgia limited partnership] as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles use and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HRA, LTD. as of December 31, 1996 and 1995, and results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ Timothy F. Kercheval, CPA

Atlanta, Georgia
February 19, 1996

                                    HRA, Ltd.
                              Lakepoint Apartments

                                 BALANCE SHEETS

                           December 31, 1996 and 1995

                                       Assets
                                                               1996            1995
                                                           ------------    ------------
OPERATING PROPERTIES
    Land                                                   $  1,340,680    $  1,340,680
    Buildings                                                11,643,688      11,643,688
    Furniture and fixtures                                      641,519         641,519
                                                           ------------    ------------
                                                             13,625,887      13,625,887
Less accumulated depreciation                                (2,866,719)     (2,545,699)
                                                           ------------    ------------
                                                             10,759,168      11,080,188
                                                           ------------    ------------
CURRENT ASSETS
    Cash                                                   $     91,054    $      5,754
    Cash - security deposits                                    101,381          90,146
    Escrow Funds                                                127,223          78,523
    Rent receivable                                              11,906           5,284
    Accounts receivable - other                                   4,199            --
    Bond issue costs, net of accumulated amortization of
       $128,177 for 1996 and $93,024 for 1995                    54,887          59,840
    Due from partners                                            53,269          53,269
    Due from affiliates                                         120,088         120,088
                                                           ------------    ------------
       Total current assets                                     564,007         412,904
                                                           ------------    ------------
                                                           $ 11,323,175    $ 11,493,092
                                                           ============    ============

                                LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
    Bonds payable                                          $ 14,767,800    $ 14,737,600
                                                           ------------    ------------
OTHER LIABILITES
    Accounts payable                                            109,292          92,391
    Interest payable                                          2,253,163       1,865,073
    Payable to partners                                          49,269          49,269
    Security deposits                                            97,898          98,265
    Prepaid rents                                                 1,618             959
                                                           ------------    ------------
                                                              2,511,240       2,105,957
                                                           ------------    ------------
PARTNERS' DEFICIT                                            (5,955,865)     (5,350,465)
                                                           $ 11,323,175      11,493,092
                                                           ============    ============

                        See notes to financial statements

                                    HRA, Ltd.
                              Lakepoint Apartments
                             STATEMENT OF OPERATIONS

                     Years ended December 31, 1996 and 1995

                                                     1996               1995
                                                 -----------        -----------

Revenue                                          $ 2,406,303        $ 2,248,016
                                                 -----------        -----------

Expenses
   Operating                                       1,351,485          1,287,692
   Interest                                        1,309,189          1,295,562
   Amortization                                       35,153             35,153
   Depreciation                                      321,020            321,019
                                                 -----------        -----------

                                                   3,016,847          2,939,426
                                                 -----------        -----------

        Loss from operations                        (610,544)          (691,410)
Other income
   Interest                                            5,144              1,775
                                                 -----------        -----------
        Net loss                                 $  (605,400)       $  (689,635)
                                                 ===========        ===========



                        See notes to financial statements

                                    HRA, Ltd.
                              Lakepoint Apartments

                   STATEMENTS OF PARTNERS' EQUITY AND DEFICIT

                     Years ended December 31, 1996 and 1995


                                  General           Limited
                                  Partner           Partner            Total
                                -----------       -----------       -----------
Balances,
   January 1, 1995              $   (50,918)      $(4,609,912)      $(4,660,830)

Net loss                             (6,896)         (682,739)         (689,635)
                                -----------       -----------       -----------

Balances,
   December 31, 1995                (57,814)       (5,292,651)       (5,350,465)

Net loss                             (6,054)         (599,346)         (605,400)
                                -----------       -----------       -----------

Balances,
   December 31, 1996            $   (63,868)      $(5,891,997)      $(5,955,865)
==========================      ===========       ===========       ===========




                       See notes to financial statements

                                    HRA, Ltd.
                              Lakepoint Apartments

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1996 and 1995

                                                                    1996        1995
                                                                 ---------    ---------
Cash flows from operating expenses
     Net loss                                                    $(605,400)   $(689,635)
     Adjustments to reconcile net loss to net cash provided by
     operating activities
     Depreciation and amortization                                 356,173      356,172
     Decrease (increase) in assets
          Accounts receivable - tenants                             (6,622)         647
          Accounts receivable - older                               (4,199)       7,500
          Prepaid expenses                                            --           --
          Due from affiliates                                         --         (9,000)
          Tax and insurance escrow/security                          1,087      (33,863)
     Increase (decrease) in liabilities
          Accounts payable and accrued expenses                    404,991      370,927
          Prepaid rents                                                659          959
          Secured deposits - net                                   (11,602)       3,631
                                                                 ---------    ---------
               Net cash provided by operating activities           135,087        7,338
                                                                 ---------    ---------
Cash flows from investing activities
     Deposits to reserve for replacements                             --         32,862
     Withdrawals from reserve for replacements                     (49,787)     (43,200)
                                                                 ---------    ---------
          Net cash used in investing activities                    (49,787)     (10,338)
                                                                 ---------    ---------
     NET INCREASE (DECREASE) IN CASH                                85,300       (3,000)
Cash, beginning                                                      5,754        8,754
                                                                 ---------    ---------
Cash, ending                                                     $  91,054    $   5,754
                                                                 =========    =========
Supplemental disclosure of cash flow information
     Cash paid during the year for interest                      $ 921,099    $ 918,583
                                                                 =========    =========



                        See notes to financial statements

                                    HRA, Ltd.
                              Lakepoint Apartments

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Terms of Partnership Agreement

     HRA, Ltd., a Georgia limited partnership, was formed October 30, 1987. The general and limited partners have ownership interests of 1 percent and 99 percent, respectively. The purpose of the partnership is to develop, own and, operate Lakepoint Apartments, which consist of 360 units located in DeKalb County, Georgia.

     Capitalization

     All cost related to planning, development and construction of the buildings have been capitalized as construction costs. Costs incurred to form the partnership, obtain financing, and promote the development have also been capitalized.

     Capitalized construction period interest of $1,174,760 is being depreciated over the building's useful life of 40 years. Bond issue costs and original issue discounts incurred in obtaining financing have been capitalized and are being amortized on a straight-line basis over 20 years which is the life of the bonds.

     Operating Properties

     Operating properties are carried at cost. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts and any resulting gain or loss is included in operations.

     Amortization

     Organization costs relating to initial operations have been capitalized and are being amortized on a straight-line basis over a five-year period.

                                    HRA, Ltd.
                              Lakepoint Apartments

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                           December 31, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

     Income Taxes

     No provision has been made for income taxes since each partner's proportionate share of the partnership income or loss is passed through to be included on the separate tax return of the partner.

     Property and Equipment

     Depreciation is provided using both straight-line and accelerated methods over the estimated useful lives of the assets which are as follows:

         Buildings                                               40 years
         Furniture and Fixtures                              5 - 12 years


NOTE B - TENANT SECURITY DEPOSITS

     Tenant security deposits are held in a separate account. As of December 31, 1996 and 1995, the parnership's liability for tenant security deposits exceeded the cash balance by $3,483 and $8,119 respectively.

NOTE C - ESCROW FUNDS

     The escrow accounts represent funds held at NationsBank for replacement and funds held by Related Mortgage, the mortgagee, for tax and insurance costs. Replacement funds are disbursed when a satisfactory schedule of cost is presented and approved. At December 31, 1996 and 1995, HRA, LTD. had the following amounts remaining in the escrow account as follows:

                                    HRA, Ltd.
                              Lakepoint Apartments

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                           December 31, 1996 and 1995

NOTE C - ESCROW FUNDS (Continued)

                                                        1996              1995
                                                      --------          --------
     Replacement reserve                              $ 87,495          $ 37,708
     Tax and insurance escrow                           39,728            40,815
                                                      --------          --------
                                                      $127,223          $ 78,523
                                                      ========          ========

NOTE D - BONDS PAYABLE

     Bonds payable consist of the following:

                                             Collateral      1996           1995
                                             ----------      ----           ----

Housing Authority of DeKalb                 Land and
     County--Bonds dated November 18,       Buildings   $14,768,000  $14,737,600
     1987; face value of $15,100,000;                   ===========  ===========
     interest at 8.5 percent per annum,
     payable monthly at 8 percent per
     annum; principal is due October 31,
     2007; the bonds are shown net of
     original issue discount of $332,200
     and $362,400 for 1996 and 1995,
     respectively.

     The above bonds are secured by the operating properties. In addition, the local multi-family housing authority has guaranteed the bonds.

     The bond agreement provides for contingent interest to be paid when positive operating cash flows, sale, or refinancing criteria have been met. The contingent interest could equal up to 16 percent of the bond value based on net cash flow. As of December 31, 1996 and 1995, no contingent interest has been calculated since the criteria has not been met.

NOTE E - RELATED PARTIES

     The developer for the project was Ealco, Inc., the general partner for HRA, Ltd. The management company for Lakepoint Apartments is Dominion Management, which is related through common ownership with Ealco, Inc. Fees paid to the management company were $119,959 and $112,655 for 1996 and 1995, respectively.

                                    HRA, Ltd.
                              Lakepoint Apartments

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                           December 31, 1996 and 1995

NOTE E - RELATED PARTIES (Continued)

     As of December 31, 1996 and 1995, HRA, Ltd. had amounts due from related parties as follows:

                                                       1996               1995
                                                     --------           --------
     FAI, Ltd.                                       $ 78,888           $ 78,888
     BRA, Ltd.                                          7,200              7,200
     Arcway Associates                                 29,000             29,000
     Ealco                                              5,000              5,000
                                                     --------           --------
                                                     $120,088           $120,088
                                                     ========           ========

NOTE F - RENTALS UNDER OPERATING LEASES

     The rental lease periods for Lakepoint Apartments typically range from six months to one year. At December 31, 1996 and 1995, rent potential for the 360 units was approximately $211,833 per month. The units were approximately 91 percent and 94 percent leased at December 31, 1996 and 1995, respectively

NOTE G - GOING CONCERN

     The conditions that raise significant doubt about the ability of HRA, Ltd. to continue as a going concern include recurring operating losses and working capital deficiencies. Additional owners' capital has been obtained and plans to reduce or delay expenditures have been pursued. Significant doubt, however, remains about the partnership's ability to continue as a going concern for a reasonable period of time.

                           SUPPLEMENTARY INFORMATION

                      [LETTERHEAD OF TIMOTHY F. KERCHEVAL]


            INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION

To the Partners
HRA, Ltd.

My report on my audit of the basic financial statements of HRA, Ltd., for the years ended December 31, 1996 and 1995, appears on page 3. The audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Atlanta, Georgia
February 19, 1997



                                      /s/ Timothy F. Kercheval, CPA

                                    HRA, Ltd.
                              Lakepoint Apartments

                         SCHEDULE OF OPERATING EXPENSES

                     years ended December 31, 1996 and 1995

                                                       1996              1995
                                                   ----------         ----------

Advertising and promotion                          $   39,040         $   42,898

Management fees                                       119,959            112,655

Office                                                182,777            115,403

Insurance                                              34,484             49,037

Professional services                                  20,097             20,987

Repairs end maintenance                               347,572            406,789

Salaries                                              289,511            236,305

Property taxes                                        184,884            169,598

Utilities                                             133,161            134,020
                                                   ----------         ----------
                                                   $1,351,485         $1,287,692
                                                   ==========         ==========

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITOR'S REPORT

                                    HRA, LTD
                              LAKEPOINT APARTMENTS

                           DECEMBER 31, 1995 AND 1994

                                    HRA, LTD
                              Lakepoint Apartments

                                TABLE OF CONTENTS

                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT                                                  3

FINANCIAL STATEMENTS

     BALANCE SHEETS                                                           4

     STATEMENT OF OPERATIONS                                                  5

     STATEMENT OF CHANGES IN PARTNERS' DEFICIT                                6

     STATEMENT OF CASH FLOWS                                                  7

     NOTES TO FINANCIAL STATEMENTS                                            8

SUPPLEMENTARY INFORMATION

     INDEPENDENT AUDITOR'S REPORT ON
       SUPPLEMENTARY INFORMATION                                             13

     SCHEDULE OF OPERATING EXPENSES                                          14

                      [LETTERHEAD OF TIMOTHY F. KERCHEVAL]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
HRA Ltd.

     I have audited the accompanying balance sheets of HRA, LTD. [a Georgia limited partnership] as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position, of HRA, LTD. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia
March 12, 1996

                                      /s/ Timothy F. Kercheval, CPA

                                    HRA, Ltd.
                              Lakepoint Apartments

                                 BALANCE SHEETS

                           December 31, 1995 and 1994

                                          ASSETS

                                                               1995            1994
                                                           ------------    ------------
OPERATING PROPERTIES
   Land                                                    $  1,340,680    $  1,340,680
   Buildings                                                 11,643,688      11,643,688
   Furniture and fixtures                                       641,519         641,519
                                                           ------------    ------------
                                                             13,625,887      13,625,887
   Allowance for depreciation                                (2,545,699)     (2,224,680)
                                                           ------------    ------------
                                                             11,080,188      11,401,207
                                                           ------------    ------------
CURRENT ASSETS
   Cash                                                           5,754           8,754
   Cash - security deposits                                      90,146          66,945
   Escrow funds                                                  78,523          57,523
   Rent receivable                                                5,284           5,931
   Accounts receivable - other                                     --             7,500
   Bond issue costs, net of accumulated
     amortization of $93,024 for 1995                            59,840          64,793
   Due from partners                                             53,269          53,269
   Due from affiliates                                          120,088         111,088
                                                           ------------    ------------
     Total current assets                                       412,904         375,803
                                                           ------------    ------------
                                                           $ 11,493,092    $ 11,777,010
                                                           ============    ============

                             LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Bonds payable                                           $ 14,737,600    $ 14,707,400
                                                           ------------    ------------
OTHER LIABILITIES
   Accounts payable                                              92,391          98,442
   Interest payable                                           1,865,073       1,488,095
   Payable to partners                                           49,269          49,269
   Security deposits                                             98,265          94,634
   Prepaid rents                                                    959            --
                                                           ------------    ------------
                                                              2,105,957       1,730,440
                                                           ------------    ------------
PARTNERS' DEFICIT                                            (5,350,465)     (4,660,830)
                                                           ------------    ------------
                                                           $ 11,493,092    $ 11,777,010
                                                           ============    ============



                                       -4-     See notes to financial statements

                                    HRA, Ltd.
                              Lakepoint Apartments

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 1995 and 1994

                                                    1995               1994
                                                 -----------        -----------
Revenue                                          $ 2,248,016        $ 2,077,324
                                                 -----------        -----------

Expenses
   Operating                                       1,287,692          1,221,864
   Interest                                        1,295,562          1,301,326
   Amortization                                       35,153             35,153
   Depreciation                                      321,019            321,019
                                                 -----------        -----------
                                                   2,939,426          2,879,362
                                                 -----------        -----------
          Loss from operations                   $  (691,410)       $  (802,038)
                                                 -----------        -----------
Other income
   Interest                                            1,775              1,165
                                                 -----------        -----------

          Net loss                                  (689,635)          (800,873)
                                                 ===========        ===========



                                       -5-     See notes to financial statements

                                    HRA, Ltd.
                              Lakepoint Apartments

                         STATEMENTS OF PARTNERS' DEFICIT

                     Years ended December 31, 1995 and 1994

                                General partners  Limited partners     Total
                                ----------------  ----------------     -----
Balances,
   January 1, 1994                $   (42,909)     $(3,817,048)     $(3,859,957)

Net loss                               (8,009)        (792,864)        (800,873)
                                  -----------      -----------      -----------

Balances,
   December 31, 1994                  (50,918)      (4,609,912)      (4,660,830)

Net loss                               (6,896)        (682,739)        (689,635)
                                  -----------      -----------      -----------

Balances,
   December 31, 1995              $   (57,814)     $(5,292,651)     $(5,350,465)
                                  ===========      ===========      ===========


                                       -6-     See notes to financial statements

                                    HRA, Ltd.
                              Lakepoint Apartments

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1995 and 1994


                                                            1995         1994
                                                         ---------    ---------
Cash flows from operating activities
     Net loss                                            $(689,635)   $(800,873)
     Adjustments to reconcile net income or loss to
     net cash provided by operating activities
     Depreciation and amortization                         356,172      356,172
     Decrease (increase) in assets
       Accounts receivable - tenants                           647       (2,114)
       Accounts receivable - other                           7,500       39,712
       Prepaid expenses                                       --         22,359
       Due from affiliates                                  (9,000)
       Tax and insurance escrow/security                   (33,863)     (13,716)
     Increase (decrease) in liabilities
       Accounts payable and accrued expenses               370,927      379,406
       Prepaid rents                                           959         --
       Security deposits - net                               3,631         --
                                                         ---------    ---------
          Net cash provided by operating activities          7,338      (19,054)
                                                         ---------    ---------
Cash flows from investing activities
     Withdrawals from reserve for replacements              32,862       82,692
     Deposits to reserve for replacements                  (43,200)     (32,400)
                                                         ---------    ---------
          Net cash used in investing activities            (10,338)      50,292
                                                         ---------    ---------

          NET INCREASE/DECREASE IN CASH                     (3,000)      31,238

     Cash, beginning                                         8,754      (22,484)
                                                         ---------    ---------
     Cash, ending                                        $   5,754    $   8,754
                                                         =========    =========
     Supplemental disclosure of cash flow information
       Cash paid during the year for interest            $ 918,583    $ 916,067
                                                         =========    =========



                                       -7-     See notes to financial statements

                                    HRA, Ltd.
                              Lakepoint Apartments

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Terms of Partnership Agreement

     HRA, LTD., a Georgia limited partnership, was formed October 30, 1987. The general and limited partners have ownership interests of 1% and 99%, respectively. The purpose of the partnership is to develop, own and, operate Lakepoint Apartments, which consist of 360 units located in DeKalb County, Georgia.

     Capitalization

     All costs related to planning, development, and construction of the buildings have been capitalized as construction costs. Costs incurred to form the partnership, obtain financing, and promote the development have also been capitalized.

     Capitalized construction period interest of $1,174,760 is being depreciated over the building's useful life of 40 years. Bond issue costs and original issue discounts incurred in obtaining financing have been capitalized and are being amortized on a straight-line basis over 20 years which is the life of the bonds.

     Operating Properties

     Operating properties are carried at cost. Expenditures for maintenance and repairs are expensed currently, while renewals and bettemments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts and any resulting gain or loss is included in operations.

     Amortization

     Organization costs relating to initial operations have been capitalized and are being amortized on a straight-line basis over a five-year period.

                                    HRA, Ltd.
                              Lakepoint Apartments

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Income Taxes

     No provision has been made for income taxes since each partner's proportionate share of the partnership income or loss is passed through to be included on the separate tax return of the partner.

     Property and Equipment

     Depreciation is provided using both straight-line and accelerated methods over the estimated useful lives of the assets which are as follows:

         Buildings                                40 years
         Furniture and Fixtures                 5-12 years

NOTE B - TENANT SECURITY DEPOSITS

     Tenant security deposes are held in a separate account. As of December 31, 1995 and 1994, the partnership's liability for tenant security deposits exceeded the cash balance by $8,119 and $27,689 respectively.

NOTE C - ESCROW FUNDS

     The escrow accounts represent funds held at NationsBank for replacement and funds held by Related Mortgage, the mortgagee, for tax and insurance costs. Replacement funds are disbursed when a satisfactory schedule of cost is presented and approved. At December 31, 1995 and 1994, HRA, LTD. had the following amounts remaining in the escrow account as follows:

                                    HRA, Ltd.
                              Lakepoint Apartments

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 1995

NOTE C - ESCROW FUNDS (Continued)

                                                        1995              1994
                                                       -------           -------
     Replacement reserve                               $37,708            27,370
     Tax and insurance escrow                           40,815            30,153
                                                       -------           -------
                                                       $78,523           $57,523
                                                       =======           =======

NOTE D - BONDS PAYABLE

     Bonds payable consist of the following:

                                           Collateral       1995         1994
                                           ----------       ----         ----

Housing Authority of DeKalb County--      Land
     Bonds dated November 18, 1987,       and Buildings $14,737,600  $14,707,400
     face value of $15,100,000;                         ===========  ===========
     interest accrued at 8.5% per
     annum, payable monthly at 8% per
     annum; principal is due October
     31, 2007; the bonds are shown net
     of original issue discount of
     $362,400 and $392,600 for 1995
     and 1994 respectively.

     The above bonds are secured by the operating properties. In addition, the local multi-family housing authority has guaranteed the bonds.

     The bond agreement provides for contingent interest to be paid when positive operating cash flows, sale, or refinancing criteria have been met. The contingent interest could equal up to 16% of the bond value based on net cash flow. As of December 31, 1995 and 1994, no contingent interest has been calculated since the criteria has not been met.

                                    HRA, Ltd.
                              Lakepoint Apartments

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 1995

NOTE E - RELATED PARTIES

     The developer for the project was Ealco, Inc., the general partner for HRA, Ltd. The management company for Lakepoint Apartments is Dominion Management, which is related through common ownership with Ealco, Inc. Fees paid to the management company were $112,655 and $104,861 for 1995 and 1994, respectively.

     As of December 31, 1995 and 1994, HRA, Ltd. had amounts due from related parties as follows:

                                                       1995               1994
                                                     --------           --------
     FAI, Ltd.                                       $ 78,888           $ 78,888
     BRA, Ltd                                           7,200              7,200
     Arcway Associates                                 29,000             25,000
     Ealco                                              5,000               --
                                                     --------           --------
                                                     $120,088           $111,088
                                                     ========           ========

NOTE F - RENTALS UNDER OPERATING LEASES

     The rental lease periods for Lakepoint Apartments typically range from six months to one year. At December 31, 1995 and 1994, rent potential for the 360 units was approximately $199,000 per month. The units were approximately 94% and 93% leased at December 31, 1995 and 1994, respectively

NOTE G - GOING CONCERN

     The conditions that raise significant doubt about the ability of HRA, Ltd. to continue as a going concern include recurring operating losses and working capital deficiencies. Additional owners' capital has been obtained and plans to reduce or delay expenditures have been pursued. Significant doubt, however, remains about the partnership's ability to continue as a going concern for a reasonable period of time.

                           SUPPLEMENTARY INFORMATION

                      [LETTERHEAD OF TIMOTHY F. KERCHEVAL]


            INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION

To the Partners
HRA, Ltd.

My report on my audit of the basic financial statements of HRA, Ltd. for the years ended December 31, 1995 and 1994 appears on page 3. The audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Atlanta, Georgia
March 12, 1996


                                      /s/ Timothy F. Kercheval, CPA

                                    HRA, Ltd.
                              Lakepoint Apartments

                         SCHEDULE OF OPERATING EXPENSES

                     Years ended December 31, 1995 and 1994

                                                      1995               1994
                                                   ----------         ----------

Advertising and promotion                          $   42,898         $   37,317

Management fees                                       112,655            104,861

Office                                                115,403            125,366

Insurance                                              49,037             20,238

Professional services                                  20,987             19,894

Repairs and maintenance                               406,789            347,664

Salaries                                              236,305            272,115

Property taxes                                        169,598            164,826

Utilities                                             134,020            129,583
                                                   ----------         ----------

                                                   $1,287,692         $1,221,864
                                                   ==========         ==========

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

Prudential-Bache Properties, Inc.

     The directors and executive officers of PBP with regard to managing the Registrant are as follows:

     Name                               Position
     ----                               --------
     Brian J. Martin                    President, Chief Executive Officer, Chairman of the
                                        Board of Directors and Director

     Barbara J. Brooks                  Vice President-Finance and Chief Financial Officer

     Eugene D. Burak                    Vice President

     Chester A. Piskorowski             Senior Vice President

     Frank W. Giordano                  Director

     Nathalie P. Maio                   Director


     BRIAN J. MARTIN, age 46, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of PBP. Mr. Martin also serves in various capacities for other affiliated companies. Mr. Martin joined PSI in September 1980. Mr. Martin is a member of the Pennsylvania Bar.

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

     THOMAS F. LYNCH, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of PBP effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of PBP.

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


     Reference is made to Notes 1 and 6 to the financial statements in Item 8, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
(a) 1.        Financial Statements

              Independent Auditors' Report                                                          14

              Statements of Financial Condition as of December 31, 1996 and 1995                    15

              Statements of Income for the years ended December 31, 1996, 1995 and 1994             16

              Statements of Changes in Partners' Capital (Deficit) for the years
              ended December 31, 1996, 1995 and 1994                                                17

              Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994         18

              Notes to Financial Statements                                                         19

(a) 2.        Financial Statement Schedules

              All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes hereto.


              Separate Financial Statements of HRA, Ltd. (Lakepoint Apartments)                     32


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

27            Financial Data Schedule (filed herewith)                                           68

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

Date:  July 30, 1997

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


                                  By:  PRUDENTIAL-BACHE PROPERTIES, INC.,
                                       a General Partner

Date:  July 30, 1997

                                       By:   /s/ Brian J. Martin
                                             -----------------------------------
                                             Brian J. Martin
                                             President, Chief Executive Officer,
                                             Chairman of the Board of Directors
                                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

      Signature                                            Title                                          Date
      ---------                                            -----                                          ----
                                           President (principal executive officer)
/s/ J. Michael Fried                       and Director of Related Tax Exempt
---------------------------------          Associates III, Inc. (a General Partner of the
J. Michael Fried                           Registrant)                                              July 30, 1997


/s/ Alan P. Hirmes                         Vice President (principal financial officer) of
---------------------------------          Related Tax Exempt Associates III, Inc.                  July 30, 1997
Alan. P. Hirmes



/s/ Richard A. Palermo                     Treasurer (principal accounting officer)
---------------------------------          of Related Tax Exempt Associates III,
Richard A. Palermo                         Inc.                                                     July 30, 1997


/s/ Stephen M. Ross                        Director of
---------------------------------          Related Tax Exempt Associates III, Inc.                  July 30, 1997
Stephen M. Ross


                                           Chairman of the Board, President,
/s/ Brian J. Martin                        (principal executive officer)
---------------------------------          and Director of Prudential-Bache Properties,
Brian J. Martin                            Inc. (a General Partner of the Registrant)               July 30, 1997



/s/ Barbara J. Brooks                      Vice President - Finance and Chief Financial
---------------------------------          Officer (principal financial officer) of
Barbara J. Brooks                          Prudential-Bache Properties, Inc.                        July 30, 1997


/s/ Nathalie P. Maio
---------------------------------
Nathalie P. Maio                           Director of Prudential-Bache Properties, Inc.            July 30, 1997


/s/ Eugene D. Burak                        Vice President of
---------------------------------          Prudential-Bache Properties, Inc.                        July 30, 1997
Eugene D. Burak


/s/ Frank W. Giordano
---------------------------------
Frank W. Giordano                          Director of Prudential-Bache Properties, Inc.            July 30, 1997