Form 10-Q
period 1997-06-30
SUMMIT TAX EXEMPT L P III
filed 1997-08-14
CIK 812220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                   ============================
                                                      June 30,      December 31,
                                                        1997            1996
                                                   ------------    ------------
ASSETS

Participating first mortgage bonds-at fair value   $ 44,769,792    $ 44,769,792
Temporary investments                                   200,000         300,000
Cash and cash equivalents                               136,826          59,832
Interest receivable, net                                129,358         164,883
Deferred bond selection fees, net                       636,939         667,755
                                                   ------------    ------------

Total assets                                       $ 45,872,915    $ 45,962,262
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses           $    113,514    $    124,106
   Due to affiliates                                    240,154         100,261
                                                   ------------    ------------

Total liabilities                                       353,668         224,367
                                                   ------------    ------------

Contingencies

Partners' capital (deficit):
   BUC$holders (3,081,625 BUC$
     issued and outstanding)                         48,875,621      49,089,896
   General Partners                                    (176,166)       (171,793)
   Net unrealized loss on participating first
     mortgage bonds                                  (3,180,208)     (3,180,208)
                                                   ------------    ------------

Total partners' capital                              45,519,247      45,737,895
                                                   ------------    ------------

Total liabilities and partners' capital            $ 45,872,915    $ 45,962,262
                                                   ============    ============


                 See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                    =======================   =======================
                                        Three Months Ended         Six Months Ended
                                            June 30,                   June 30,
                                    -----------------------   -----------------------
                                        1997         1996         1997         1996
                                    -----------------------   -----------------------
Revenues:

   Interest income:
     Participating first mortgage
       bonds                        $  784,279   $  773,291   $1,489,796   $1,472,708
     Temporary investments               2,225        3,475        4,618        6,789
                                    ----------   ----------   ----------   ----------

     Total revenues                    786,504      776,766    1,494,414    1,479,497
                                    ----------   ----------   ----------   ----------

Expenses:

   General and administrative           56,882       57,206      103,588      103,896
   Loan servicing fees                  32,692       32,692       65,024       65,383
   Amortization of deferred bond
      selection fees                    15,408       15,408       30,816       30,815
                                    ----------   ----------   ----------   ----------

     Total expenses                    104,982      105,306      199,428      200,094
                                    ----------   ----------   ----------   ----------

     Net Income                     $  681,522   $  671,460   $1,294,986   $1,279,403
                                    ==========   ==========   ==========   ==========

Allocation of Net Income:

   BUC$holders                      $  603,816   $  593,955   $1,141,640   $1,125,664
                                    ==========   ==========   ==========   ==========

   General Partners:
     Special distribution           $   65,383   $   65,383   $  130,047   $  130,766
     Other                              12,323       12,122       23,299       22,973
                                    ----------   ----------   ----------   ----------

                                    $   77,706   $   77,505   $  153,346   $  153,739
                                    ==========   ==========   ==========   ==========


Net Income per BUC                  $      .20   $      .19   $      .37   $      .36
                                    ==========   ==========   ==========   ==========


                 See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (unaudited)


                                ===============================================================
                                                                               Net Unrealized
                                                                                 Loss on
                                                                  General   Participating First
                                     Total      BUC$holders       Partners      Mortgage Bonds
                                ---------------------------------------------------------------
Partners' capital (deficit) -
   January 1, 1997              $ 45,737,895    $ 49,089,896    $   (171,793)   $ (3,180,208)
Net income                         1,294,986       1,141,640         153,346               0
Distributions                     (1,513,634)     (1,355,915)       (157,719)              0
                                ------------    ------------    ------------    ------------
Partners' capital (deficit) -   $ 45,519,247    $ 48,875,621    $   (176,166)   $ (3,180,208)
  June 30, 1997
                                ============    ============    ============    ============


                 See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       ==========================
                                                             Six Months Ended
                                                                June 30,
                                                       --------------------------
                                                           1997           1996
                                                       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received, net                                 $ 1,529,939    $ 1,478,413
Fees and expenses paid                                    (104,694)       (82,649)
                                                       -----------    -----------
Net cash provided by operating activities                1,425,245      1,395,764
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale (purchase) of temporary investments               100,000       (100,000)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid                                      (1,448,251)    (1,448,969)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents        76,994       (153,205)

Cash and cash equivalents at beginning of period            59,832        347,908
                                                       -----------    -----------

Cash and cash equivalents at end of period             $   136,826    $   194,703
                                                       ===========    ===========
SCHEDULE RECONCILING NET INCOME TO NET CASH
   FLOW PROVIDED BY OPERATING ACTIVITIES:
Net income                                             $ 1,294,986    $ 1,279,403
                                                       -----------    -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:

Amortization of deferred bond selection fees                30,816         30,815
Changes in:
   Interest receivable, net                                 35,525         (1,084)
   Other assets                                                  0          4,209
   Accounts payable and accrued expenses                   (10,592)        22,463
   Due to affiliates                                        74,510         59,958
                                                       -----------    -----------

Total adjustments                                          130,259        116,361
                                                       -----------    -----------

Net cash provided by operating activities              $ 1,425,245    $ 1,395,764
                                                       ===========    ===========

SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES

Distributions to partners                              $(1,513,634)   $(1,514,352)
Increase in distributions payable                           65,383         65,383
                                                       -----------    -----------

Distributions paid to partners                         $(1,448,251)   $(1,448,969)
                                                       ===========    ===========

                 See accompanying notes to financial statements

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)

NOTE 1 - General

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. III (the "Partnership") as of June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

     Effective January 1, 1997, a forbearance agreement with respect to the Players Club FMB was modified and extended due to a continuing weak rental market and to ensure that real estate tax payments and certain capital repairs and improvements are made. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. Thereafter, it is expected that the stated rate of 8% will be reinstated.

     On May 12, 1997, Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the general partners of this Partnership, loaned the obligor of the Players Club FMB $280,000 to cover the shortfall on its 1996 real estate tax payment and to fund a capital improvement account. The note is self-amortizing beginning July 1, 1997, at an annual interest rate of 8%, is payable in 48 equal monthly installments of $6,835.62 and matures on May 1, 2001.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)


NOTE 2 - Participating First Mortgage Bonds ("FMBs") (continued)


     With respect to all FMBs, the difference between the stated interest rates and the actual rates paid (whether deferred and payable out of future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. Unrecorded contractual interest income was approximately $741,000 and $760,000 for the six months ended June 30, 1997 and 1996, respectively.

     The cost basis of the FMBs was $47,950,000 at June 30, 1997 and December 31, 1996. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $0 and $3,180,208, respectively, at both June 30, 1997 and December 31, 1996.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)

NOTE 2 - Participating First Mortgage Bonds ("FMBs") (continued)

Descriptions of the various FMBs owned by the Partnership at June 30, 1997 are as follows:

                                    Annualized
                                   Interest Rate
                                    Paid for the    Minimum
                                    six months      Annual                                                                Carrying
                                      ended       Pay Rate at  Stated                                                     Amount at
                                     June 30,      June 30,   Interest                      Maturity                      June 30,
Property          Location            1997*         1997*       Rate*        Call Date        Date        Face Amount     1997(C)
--------          --------         -------------- ----------  --------       ----------     ---------     -----------   -----------

Players Club(A)   Fort Myers, FL      6.37%        6.25%        8.00%        Aug. 1999      Aug. 2007     $ 7,200,000   $ 6,843,428
Lakepointe        Dekalb County, GA   6.00         6.00         8.50         Jan. 2000      Oct. 2007      15,100,000    14,159,707
Sunset Village    Lancaster, CA       4.41          (B)         8.50         Mar. 2000      Mar. 2008      11,375,000     9,085,396
Sunset Creek      Lancaster, CA       4.67          (B)         8.50         Mar. 2000      Mar. 2008       8,275,000     6,004,427
Orchard Mill      Atlanta, GA         7.49(D)      5.00         9.00         Apr. 2001      Mar. 2008      10,500,000     8,676,834
                                                                                                          -----------   -----------

                                                                                                          $52,450,000   $44,769,792
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

(C)  FMBs are carried at their estimated fair values at June 30, 1997.

(D)  Includes receipt of deferred base interest related to prior periods.

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)

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

                                           Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                          -------------------   -------------------
                                            1997       1996       1997       1996
                                          -------------------   -------------------
PBP and affiliates:
   General and administrative             $ 10,682   $  3,172   $ 21,365   $ 18,284
                                          --------   --------   --------   --------
Related General Partner and affiliates:
   Loan servicing fees                      32,692     32,692     65,024     65,383
   General and administrative               14,000     12,323     20,345     27,323
                                          --------   --------   --------   --------
                                            46,692     45,015     85,369     92,706
                                          --------   --------   --------   --------
                                          $ 57,374   $ 48,187   $106,734   $110,990
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

     PSI owns 17,700 BUC$ at June 30, 1997.

     The Players Club property (securing a $7,200,000 FMB in this Partnership) also secures an FMB for $2,500,000 held by Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of this Partnership. The original owner of the FMB is an affiliate of the Related General Partner.

     Effective as of August 1, 1995, the original owner and obligor of the Sunset Creek and Sunset Village FMBs transferred the deeds to the underlying properties to an affiliate of the Related General Partner for limited consideration. Pursuant to the agreement, the Related General Partner's affiliate, who has not made an equity investment in the underlying properties, assumed the day-to-day responsibilities and obligations of operating the properties.

NOTE 4 - Contingencies

     Previous quarterly and annual reports by the Partnership have disclosed the commencement and status of the putative class actions captioned Kinnes, et al.
v. Prudential Securities Group, Inc., et al., CV-93-654 (D.Az.), Connelly, et. al v. Prudential-Bache Securities, Inc., et al. 93 Civ. 713 (D. Az.), and Levine
v. Prudential-Bache Properties, Inc., et. al. 92 Civ. 52 (N.D., Ill.). These putative class actions were transferred along with certain other cases, by the Judicial

                           SUMMIT TAX EXEMPT L.P. III
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)

NOTE 4 - Contingencies (continued)

     Panel on Multidistrict Panel to a single judge of the United States District Court for the Southern District of New York (the "Court") for consolidated and coordinated pre-trial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation, MDL Docket No. 1005 (the "Class Action"). As previously disclosed in the last quarterly report, the Related General Partner and certain of its affiliates entered in December 1996, into a stipulation of settlement with counsel for plaintiffs to settle the Class Action against the Related General Partner and certain of its affiliates (the "Related Settlement").

     On June 11, 1997, the Court issued orders that, inter alia, approved the solicitation statement describing in detail the transactions contemplated pursuant to the proposed Related Settlement, directed that it be mailed along with the class notice to the members of the class and rescheduled the settlement fairness hearing to consider the final approval of the Related Settlement for August 28, 1997. In accordance with the Court's orders, the solicitation statement and class notice were mailed to BUC$holders of the Partnership.

     There can be no assurance that the conditions to the closing of the proposed Related Settlement and the reorganization of the Partnership (as disclosed in previous quarterly and annual reports and in the solicitation statement and class notice) will be satisfied nor as to the time frame as to which the closing may occur. In the event that the Related Settlement is not consummated, the Related General Partner believes it has meritorious defenses to the Class Action and intends to defend this action vigorously.

NOTE 5 - Subsequent Event

     In August 1997, a distribution of approximately $678,000 and $79,000 was paid to the BUC$holders and General Partners, respectively, for the quarter ended June 30, 1997.

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

     At the beginning of the year, the Partnership had cash and temporary investments of approximately $360,000. After receipt of the net cash flow from operations of approximately $1,425,000 and the payment of distributions of approximately $1,448,000, the Partnership had approximately $337,000 in cash and temporary investments at June 30, 1997. The second quarter distribution of $678,000 ($.22 per BUC) was paid to BUC$holders in August 1997 from cash flow from operations. Interest payments from FMBs are anticipated to provide sufficient liquidity to fund in future years the Partnership's operating expenditures and distributions. The restructuring of the FMBs in 1997 and prior years and any future restructurings may result in the General Partners reducing the distributions to BUC$holders in future periods.

     Effective January 1, 1997, a forbearance agreement with respect to the Players Club FMB was modified and extended due to a continuing weak rental market and to ensure that real estate tax payments and certain capital repairs and improvements are made. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. Thereafter, it is expected that the stated rate of 8% will be reinstated.

     On May 12, 1997, Summit Tax Exempt L.P. II, of which the general partners are either the same or affiliates of the General Partners of this Partnership, loaned the obligor of the Players Club FMB $280,000 to cover the shortfall on its 1996 real estate tax payment and to fund a capital improvement account. The note is self-amortizing beginning July 1, 1997, at an annual interest rate of 8%, is payable in 48 equal monthly installments of $6,835.62 and matures on May 1, 2001.

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

Results of Operations

     Net income increased approximately $10,000 and $16,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 for the reason discussed below.

     Interest income from FMBs increased approximately $11,000 and $17,000 , respectively, for the three and six months ended June 30, 1997, as compared to 1996 primarily due to increased debt service payments received from the Orchard Mill (including the receipt of deferred base interest relating to prior periods) and Sunset Creek FMBs, partially offset by a decrease in debt service payments received from the Players Club FMB.

General

     The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

     From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. No property owner made supplementary payments during the six months ended June 30, 1996. In 1997, the obligor under the Orchard Mill FMB made increased payments from proceeds from a partial sale of his equity interests to a third party. Such proceeds were used for payment of deferred maintenance items and toward accrued and unpaid interest due under the FMB.

Property Information

The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of June 30, 1997:

                                                                                           Annualized
                                                                                            Interest            Minimum
                                                                                            Rate Paid            Annual
                                                                                           for the six          Pay Rate
                                                                           Stated          months ended            at
                                                                          Interest           June 30,           June 30,
Property                           Face Amount         Occupancy            Rate*             1997*               1997*
--------                           -----------         ---------            -----          ------------         --------

Players Club, Fort Myers, FL (A) $   7,200,000            77.7%             8.00%             6.37%               6.25%
Lakepointe, Dekalb County, GA       15,100,000            87.7              8.50              6.00                6.00
Sunset Village, Lancaster, CA       11,375,000            98.0              8.50              4.41                 (B)
Sunset Creek, Lancaster, CA          8,275,000            97.9              8.50              4.67                 (B)
Orchard Mill, Atlanta, GA           10,500,000            97.0              9.00              7.49(C)             5.00
                                 -------------
                                 $  52,450,000
                                 =============


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

     Solicitation information was mailed to BUC$holders in connection with the proposed Related Settlement (see Note 4 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report).

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

          4(b) Certificate of Limited Partnership is incorporated by reference to Exhibit 4 to the Registration Statement on Form S-11, File No. 33-13184.

          10(n) Amended Forbearance Agreement for the Players Club First Mortgage Bond dated December 1, 1996 (incorporated by reference to Exhibit 10(n) in the Registrant's March 31, 1997 Quarterly Report on Form 10-Q).

          27 Financial Data Schedule (filed herewith).

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


                           SUMMIT TAX EXEMPT L.P. III

                               By:  Related Tax Exempt Associates III, Inc.
                                    A Delaware corporation, General Partner

Date:  August 13, 1997              By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Vice President
                                        (Principal Financial Officer)

Date:  August 13, 1997              By: /s/ Richard A. Palermo
                                        ----------------------
                                        Richard A. Palermo
                                        Treasurer
                                        (Principal Accounting Officer)

                                By: Prudential-Bache Properties, Inc.
                                    A Delaware corporation, General Partner

Date:  August 13, 1997              By: /s/ Eugene D. Burak
                                        -------------------
                                        Eugene D. Burak
                                        Vice President